Form 10-Q
period 2023-06-30
NCR Atleos, LLC
filed 2023-09-05
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number: 001-41728
________________________
NCR Atleos, LLC (1)
(Exact name of registrant as specified in its charter)
________________________

Delaware	92-3588560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
864 Spring Street NW
Atlanta, GA 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (937) 445-1936
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NATL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (2)   Yes  ☐   No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of August 25, 2023, there were 100 shares of the registrant's common stock outstanding.
(1) NCR Atleos, LLC is expected to convert into a corporation and be renamed NCR Atleos Corporation prior to the completion of the spin-off (as defined below).
(2) NCR Atleos, LLC has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but has not been subject to such filing requirements for the past 90 days.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos
Condensed Combined Statements of Operations (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Product revenue	$262	$300	$496	$534
Service revenue	778	767	1,530	1,502
Total revenue	1,040	1,067	2,026	2,036
Cost of products	215	266	410	494
Cost of services	578	565	1,149	1,106
Selling, general and administrative expenses	149	169	285	315
Research and development expenses	19	25	37	45
Total operating expenses	961	1,025	1,881	1,960
Income from operations	79	42	145	76
Related party interest expense, net	(5)	(6)	(9)	(17)
Other income (expense), net	1	(5)	1	(3)
Income before income taxes	75	31	137	56
Income tax expense	23	9	48	18
Net income	52	22	89	38
Net (loss) income attributable to noncontrolling interests	(1)	2	—	1
Net income attributable to NCR Atleos	$53	$20	$89	$37
See Notes to Condensed Combined Financial Statements.

NCR Atleos
Condensed Combined Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Net income	$52	$22	$89	$38
Other comprehensive income (loss):
Currency translation adjustments
Currency translation (loss) gains	(3)	(44)	24	(64)
Derivatives
Unrealized gains on derivatives	49	10	38	42
(Gains) Loss on derivatives recognized during the period	(21)	2	(36)	3
Less income tax	(6)	(3)	—	(10)
Other comprehensive income (loss)	19	(35)	26	(29)
Total comprehensive income (loss)	71	(13)	115	9
Less amounts attributable to noncontrolling interests:
Net (loss) income	(1)	2	—	1
Currency translation gains (loss)	1	(1)	—	(1)
Amounts attributable to noncontrolling interests	—	1	—	—
Comprehensive income (loss) attributable to NCR Atleos	$71	$(14)	$115	$9
See Notes to Condensed Combined Financial Statements.

NCR Atleos
Condensed Combined Balance Sheets (Unaudited)

In millions	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$337	$293
Accounts receivable, net of allowances of $16 and $16 as of June 30, 2023 and December 31, 2022, respectively	435	455
Related party receivable, current	57	47
Inventories	405	419
Restricted cash	226	204
Other current assets	216	231
Total current assets	1,676	1,649
Property, plant and equipment, net	431	412
Goodwill	1,951	1,949
Intangibles, net	679	729
Operating lease assets	80	85
Prepaid pension cost	184	172
Deferred income tax assets	318	317
Related party receivable, non-current	320	336
Other assets	97	123
Total assets	$5,736	$5,772
Liabilities and equity
Current liabilities
Short-term borrowings from related party	$571	$108
Accounts payable	333	350
Related party payable, current	12	13
Payroll and benefits liabilities	66	69
Contract liabilities	370	356
Settlement liabilities	227	212
Other current liabilities	216	261
Total current liabilities	1,795	1,369
Long-term borrowings from related party	214	717
Pension and indemnity plan liabilities	22	22
Income tax accruals	39	39
Operating lease liabilities	54	59
Deferred income tax liabilities	185	201
Other liabilities	106	103
Total liabilities	2,415	2,510
Commitments and contingencies (Note 8)
Equity
Net parent investment	3,359	3,326
Accumulated other comprehensive loss	(37)	(63)
Total parent's equity	3,322	3,263
Noncontrolling interests in subsidiaries	(1)	(1)
Total equity	3,321	3,262
Total liabilities and equity	$5,736	$5,772
See Notes to Condensed Combined Financial Statements.

NCR Atleos
Condensed Combined Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2023	2022
Operating activities
Net income	$89	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56	59
Amortization expense	64	65
Stock-based compensation expense	33	37
Deferred income taxes	(13)	(7)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	17	(68)
Related party receivables and payables	(13)	(30)
Inventories	(15)	(72)
Settlement assets	1	(7)
Current payables and accrued expenses	(26)	(14)
Contract liabilities	18	42
Accrued compensation and employee benefit plans	(6)	(9)
Other assets and liabilities	(5)	(19)
Net cash provided by operating activities	$200	$15
Investing activities
Expenditures for property, plant and equipment	$(22)	$(15)
Additions to capitalized software	(15)	(19)
Business acquisitions, net of cash acquired	—	(67)
Amounts advanced for related party notes receivable	(14)	(202)
Repayments received from related party notes receivable	36	25
Net cash used in investing activities	$(15)	$(278)
Financing activities
Proceeds from related party borrowings	$16	$215
Payments on related party borrowings	(57)	(631)
Principal payments for finance lease obligations	—	(1)
Net transfers (to) from Parent	(89)	688
Net cash (used in) provided by financing activities	$(130)	$271
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	(25)
Increase (decrease) in cash, cash equivalents, and restricted cash	66	(17)
Cash, cash equivalents and restricted cash at beginning of period	499	470
Cash, cash equivalents and restricted cash at end of period	$565	$453
See Notes to Condensed Combined Financial Statements.

NCR Atleos
Condensed Combined Statements of Changes in Equity (Unaudited)

In millions	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
December 31, 2022	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income	36	—	1	37
Other comprehensive income (loss)	—	8	(1)	7
Total comprehensive income	36	8	—	44
Net transfers to Parent	(52)	—	—	(52)
March 31, 2023	$3,310	$(55)	$(1)	$3,254
Comprehensive income (loss):
Net income (loss)	53	—	(1)	52
Other comprehensive income	—	18	1	19
Total comprehensive income	53	18	—	71
Net transfers to Parent	(4)	—	—	(4)
June 30, 2023	$3,359	$(37)	$(1)	$3,321

In millions	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
December 31, 2021	$2,431	$(98)	$3	$2,336
Comprehensive income (loss):
Net income (loss)	17	—	(1)	16
Other comprehensive income	—	6	—	6
Total comprehensive income (loss)	17	6	(1)	22
Net transfers from Parent	124	—	—	124
March 31, 2022	$2,572	$(92)	$2	$2,482
Comprehensive income (loss):
Net income	20	—	2	22
Other comprehensive loss	—	(34)	(1)	(35)
Total comprehensive income (loss)	20	(34)	1	(13)
Net transfers from Parent	601	—	—	601
June 30, 2022	$3,193	$(126)	$3	$3,070
See Notes to Condensed Combined Financial Statements.

NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On September 15, 2022, NCR Corporation (“NCR” or “Parent”) announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a spin-off to NCR shareholders of its self-service banking and payments and network businesses (“NCR Atleos,” the “Company,” “we,” or “our”). Under the plan, NCR will transfer certain assets and liabilities associated with the Company to NCR Atleos, LLC and execute a spin-off of NCR Atleos by way of a pro-rata distribution of common stock of NCR Atleos to NCR’s shareholders at the close of business on the record date of the spin-off.
The completion of the spin-off is subject to certain conditions as described in our registration statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on June 26, 2023 and as further amended thereafter and declared effective August 11, 2023 (as amended, the “Form 10”) and in our information statement, dated August 14, 2023. There are no assurances as to when the planned spin-off will be completed, if at all.
NCR Atleos has historically operated as a part of NCR Corporation; consequently, stand-alone financial statements have not historically been prepared. The accompanying Condensed Combined Financial Statements have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from NCR.
The accompanying Condensed Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) without audit pursuant to the rules and regulations of the U.S. SEC and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed combined results of operations, financial position, and cash flows for each period presented. The combined results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end Condensed Combined Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with, financial statements and notes included in our audited Combined Financial Statements for the year ended December 31, 2022, included in our Form 10 (as previously referred to as NCR ATMCo), and in our information statement, dated August 14, 2023.
The Condensed Combined Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company has historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to the Company, including: (i) certain general and administrative expenses related to NCR support functions that are provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses have been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. All charges and allocations for facilities, functions and services performed by NCR have been deemed settled in cash by NCR Atleos to NCR in the period in which the cost was recorded in the Condensed Combined Statements of Operations. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been for the periods presented had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. See Note 12, “Related Parties”, for further information.
NCR utilizes a centralized approach to managing its treasury operations. The cash and cash equivalents held by NCR at the corporate level are not specifically identifiable to the Company; and therefore, have not been reflected in the Company’s Condensed Combined Balance Sheets. Cash and cash equivalents and restricted cash in the Condensed Combined Balance Sheets represent cash and cash equivalents and restricted cash held by legal entities of the Company that are specifically attributable to the Company.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
NCR’s external debt and related interest expense have not been attributed to the Company for the periods presented because NCR’s borrowings are neither directly attributable to the Company nor is the Company the legal obligor of such borrowings.
All intracompany accounts and transactions within the Company have been eliminated in the preparation of the Condensed Combined Financial Statements. Transactions historically settled in cash between the Company and NCR have been reflected in the Condensed Combined Balance Sheets as Related party receivable, Related party payable, or Borrowings from related party with the aggregate net effect of these related party transactions reflected in the Condensed Combined Statements of Cash Flows as Related party receivables and payables within operating activities, Amounts advanced for or Repayments received from related party notes receivable in investing activities, or Proceeds from or payments on related party borrowings within financing activities. Other balances between the Company and NCR are considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions are recorded. The aggregate net effect of transactions between the Company and NCR that are not historically settled in cash have been reflected in the Condensed Combined Balance Sheets as Net parent investment and in the Condensed Combined Statements of Cash Flows as Net transfers from (to) Parent within financing activities. See Note 12, “Related Parties”, for further information.
Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for receivable and inventory reserves, depreciation and amortization of long-lived assets, employee benefit plan obligations, asset retirement obligations, product liabilities, income and withholding taxes, contingencies, valuation of business combinations, and allocations of cost and expenses from the Parent.
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing variants of the coronavirus (“COVID-19”) pandemic, macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.
Subsequent Events The Condensed Combined Financial Statements were derived from the condensed consolidated financial statements of NCR, which issued its interim financial statements as of and for the six months ended June 30, 2023 on August 2, 2023. Accordingly, the Company has evaluated transactions for consideration as recognized subsequent events in these financial statements through the date of August 2, 2023. Additionally, the Company has evaluated transactions that occurred through September 5, 2023, the date the Condensed Combined Financial Statements were available for issuance, for the purposes of unrecognized subsequent events.
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Combined Statements of Cash Flows is as follows:

In millions		June 30
	Balance Sheet Location	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$337	$259
Short term restricted cash	Restricted cash	226	189
Long term restricted cash	Other assets	2	5
Total cash, cash equivalents and restricted cash		$565	$453

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of June 30, 2023 and December 31, 2022.

In millions	Balance Sheet Location	June 30, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$370	$356
Non-current portion of contract liabilities	Other liabilities	$23	$31
During the six months ended June 30, 2023, the Company recognized $177 million in revenue that was included in contract liabilities as of December 31, 2022. During the six months ended June 30, 2022, the Company recognized $189 million in revenue that was included in contract liabilities as of December 31, 2021.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.3 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
The Company has made three elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the 'right to invoice' practical expedient.
Allowance for Credit Losses on Accounts Receivable The allowance for credit losses as of June 30, 2023 and December 31, 2022 was $16 million and $16 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and six months ended June 30, 2023 and 2022 was immaterial. The Company recorded immaterial write-offs against the reserve for the three and six months ended June 30, 2023 and 2022.
Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements
In October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this accounting standards update did not have a material effect on the Company’s net income, cash flows or financial condition.
Although there are other new accounting pronouncements issued by the FASB and adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements had a material impact on its Condensed Combined Financial Statements.
Accounting Pronouncements Issued But Not Yet Adopted
Although there are new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its Condensed Combined Financial Statements.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
2. BUSINESS COMBINATIONS
Acquisition of LibertyX (2022)
On January 5, 2022, the Company completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling NCR Atleos to provide digital currency solutions, including the ability to buy Bitcoin, and conduct cross-border remittance. All of the outstanding shares of LibertyX were purchased for $1 million cash consideration and approximately 1.4 million shares of NCR’s common stock at a price of $42.13 per share. Also, approximately 0.2 million outstanding unvested LibertyX option awards were converted into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. The allocation of purchase price was finalized as of December 31, 2022.
3. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2023 and December 31, 2022 are included in the table below. Foreign currency fluctuations are included within other adjustments.

In millions	Self-Service Banking (1)	Payments & Network	Total
Balance as of December 31, 2022	$254	$1,695	$1,949
Other adjustments	1	1	2
Balance as of June 30, 2023	$255	$1,696	$1,951
(1)The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Combined Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Direct customer relationships	1 - 15	$389	$(71)	$389	$(58)
Technology-software	3 - 8	494	(156)	494	(125)
Tradenames	1 - 10	50	(27)	50	(21)
Total identifiable intangible assets		$933	$(254)	$933	$(204)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Amortization expense	$25	$25	$50	$51
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2023	2024	2025	2026	2027
Amortization expense	$52	$97	$93	$85	$77

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
4. SEGMENT INFORMATION AND CONCENTRATIONS
The Company manages and reports its operations in the following segments:
•Self-Service Banking—Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer solutions to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.
•Payments & Network—Provides a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions as well as ATM management and services to retailers and other businesses.
•T&T—Offers managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers. Our customers rely on us as a strategic partner to help them reduce complexity, improve cost efficiency, and enable global geographical reach. We deliver expert professional, field, and remote services for modern network technologies including Software-Defined Wide Area Networking, Network Functions Virtualization, Wireless Local Area Networks, Optical Networking, and Edge Networks.
Corporate and Other includes income and expenses related to corporate functions and certain allocations from our Parent that are not specifically attributable to an individual reportable segment along with certain other immaterial business operations that do not represent a reportable segment.
These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. NCR Atleos determines Adjusted EBITDA based on GAAP net income attributable to NCR Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring costs (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.
The accounting policies used to determine the results of the operating segments are the same as those utilized for the Condensed Combined Financial Statements as a whole. Inter-segment sales and transfers are not material.
Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of June 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ended June 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Revenue by segment
Self-Service Banking	$654	$669	$1,260	$1,268
Payments & Network	309	308	609	587
T&T	49	55	99	113
Total segment revenue	1,012	1,032	1,968	1,968
Other (1)	28	29	58	59
Other adjustment (2)	—	6	—	9
Combined revenue	$1,040	$1,067	$2,026	$2,036

Adjusted EBITDA by segment
Self-Service Banking	$173	$139	$312	$250
Payments & Network	91	86	166	172
T&T	6	13	16	24
Total Segment Adjusted EBITDA	$270	$238	$494	$446

Total Segment Adjusted EBITDA	$270	$238	$494	$446
Less unallocated amounts
Corporate and other income and expenses not allocated to segments	72	92	150	145
Related party interest expense, net	5	6	9	17
Income tax expense	23	9	48	18
Depreciation and amortization expense	35	37	70	73
Acquisition-related amortization of intangibles	25	25	50	51
Stock-based compensation expense	19	19	33	37
Separation costs	33	—	40	—
Acquisition-related costs	—	3	—	8
Transformation and restructuring	5	24	5	38
Russia operations	—	3	—	22
Net income attributable to NCR Atleos	$53	$20	$89	$37
(1)Other revenue represents certain other immaterial business operations that do not represent a reportable segment.
(2)Other adjustment reflects the revenue attributable to the Company’s operations in Russia that were excluded from management's measure of revenue due to our decision to suspend sales to Russia and the anticipated orderly wind down of our operations in Russia.
The following table presents the recurring revenue and all other products and services that is recognized at a point in time for NCR Atleos:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Recurring revenue (1)	$730	$707	$1,440	$1,362
All other products and services	310	360	586	674
Total revenue	$1,040	$1,067	$2,026	$2,036
(1)Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, processing revenue, interchange and network revenue, Bitcoin-related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR Atleos:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
United States (“U.S.”)	$464	$477	$931	$904
Americas (excluding U.S.)	133	129	252	240
Europe, Middle East and Africa	318	330	599	637
Asia Pacific	125	131	244	255
Total revenue	$1,040	$1,067	$2,026	$2,036
5. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $23 million for the three months ended June 30, 2023 compared to income tax expense of $9 million for the three months ended June 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the three months ended June 30, 2023, compared to the prior year. In the three months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey. In the three months ended June 30, 2022, the Company recognized a $4 million benefit related to uncertain tax position settlements and statute of limitation lapses.

Income tax expense was $48 million for the six months ended June 30, 2023 compared to income tax expense of $18 million for the six months ended June 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the six months ended June 30, 2023, compared to the prior year. In the six months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey. In the six months ended June 30, 2022, the Company recognized a $4 million benefit related to uncertain tax position settlements and statute of limitation lapses.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of June 30, 2023, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $2 million to $4 million in the next 12 months.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
6. STOCK COMPENSATION PLANS
Total stock-based compensation expense for employees who exclusively support NCR Atleos operations was $6 million and $9 million for the three months ended June 30, 2023 and 2022, respectively, and $11 million and $17 million for the six months ended June 30, 2023 and 2022, respectively.
Total stock-based compensation expense allocated to NCR Atleos for corporate and shared employees was $13 million and $10 million for the three months ended June 30, 2023 and 2022, respectively, and $22 million and $20 million for the six months ended June 30, 2023 and 2022, respectively.
Stock-based compensation expense is recognized within Operating expenses in our Condensed Combined Statements of Operations, depending on the nature of the employee’s role in our operations.
The Company recorded stock-based compensation expense specific to employees who exclusively support NCR Atleos operations as follows:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Restricted stock units	$6	$8	$11	$16
Stock options	—	1	—	1
Stock-based compensation expense	6	9	11	17
Tax expense (benefit)	(1)	(2)	(2)	(4)
Stock-based compensation expense (net of tax)	$5	$7	$9	$13
Stock-based compensation expense is recognized in the Condensed Combined Financial Statements based upon fair value.
On February 13, 2023, NCR granted market-based restricted stock units vesting on December 31, 2025. The number of awards that vest are subject to the compound annual growth rate (“CAGR”) of NCR's stock price from January 1, 2023 to December 31, 2025 (the “performance period”), subject to an alternative level of achievement based on NCR's relative total shareholder return ranking among a comparison group. The fair value of the awards was determined to be $35.04 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period.
Approximately 50% of these market-based restricted stock units granted include an accelerated vesting provision if a Qualified Transaction, including a spin-off, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on NCR's 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a Qualifying Transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $35.09 to $41.77 per unit, dependent upon the estimated timing of the transaction. Transactions of this nature are subject to many variables that are highly uncertain, including the receipt of regulatory approvals and market conditions.
The table below details the significant assumptions used by NCR management in determining the fair value of the market-based restricted stock units granted on February 13, 2023:

Dividend yield	—%
Risk-free interest rate	4.15%
Expected volatility	55.90%
Expected volatility for these restricted stock units is calculated as the historical volatility of NCR's stock over a period of approximately three years, as NCR management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a three year U.S. Treasury yield curve in effect at the time of the grant.
As of June 30, 2023, the total unrecognized compensation cost of $42 million related to unvested restricted stock grants specific to employees who exclusively support NCR Atleos operations. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
7. EMPLOYEE BENEFIT PLANS
Single Employer Plans
Components of net periodic benefit cost (income) of the single employer pension plans sponsored by NCR Atleos were as follows:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Net service cost	$—	$—	$—	$—
Interest cost	5	3	10	6
Expected return on plan assets	(7)	(7)	(15)	(14)
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost (income)	$(2)	$(4)	$(5)	$(8)
Employer Contribution For the three and six months ended June 30, 2023, NCR Atleos contributed $1 million and $2 million respectively, to its international pension plans. NCR Atleos anticipates contributing an additional $2 million to its international pension plans for a total of $4 million in 2023.
Multiemployer Plans
Pension Plans NCR is the plan sponsor for certain defined benefit pension plans (including the U.S. pension plan) and other postretirement plans covering NCR Atleos employees. The participation of NCR Atleos employees in these plans is reflected as though the Company participated in a multiemployer plan. As such, these Condensed Combined Financial Statements reflect an allocation of pension and postretirement plan expense from the Parent as recorded in Operating expenses in our Condensed Combined Statements of Operations.
The service costs related to pension plans and other postretirement plans allocated to the Company for the three and six months ended June 30, 2023 and 2022 were immaterial. Further, the funded status of such plans, including assets or liabilities related to the plans, are not included in the Condensed Combined Balance Sheets. The Company uses December 31 as the year-end measurement date for these plans.
Postemployment Plans NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits include mainly severance as well as continuation of healthcare benefits and life insurance coverage while on disability. These postemployment benefits are funded on a pay-as-you-go basis.
NCR Atleos employees participate in the postemployment plans sponsored by NCR; therefore, such plans are considered multiemployer postemployment plans. Consistent with the treatment of multiemployer pension and postretirement plans, these Condensed Combined Financial Statements reflect an allocation of postemployment plan expense from the Parent as recorded in Operating expenses in our Condensed Combined Statements of Operations. The service costs related to postemployment plans allocated to the Company for the three months ended June 30, 2023 and 2022 were $1 million and $2 million, respectively. The service costs related to postemployment plans allocated to the Company for the six months ended June 30, 2023 and 2022 were $3 million and $4 million, respectively. Further, the liabilities related to these plans are not included in the Condensed Combined Balance Sheets, unless specifically identifiable to employees who exclusively supported NCR Atleos operations.
Employer Contributions For the three and six months ended June 30, 2023, NCR Atleos contributed $1 million and $2 million, respectively, to its postemployment plan. NCR Atleos anticipates contributing an additional $3 million to its postemployment plan for a total of $5 million in 2023.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
8. COMMITMENTS AND CONTINGENCIES
NCR Atleos provides its customers with certain indemnification rights, subject to certain limitations and exceptions. NCR Atleos agrees to defend and indemnify its customers from third-party lawsuits alleging patent or other infringement of Company solutions based on its customers' use of them. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, NCR Atleos also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. Historically, the Company has not recorded a liability in connection with these indemnifications. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future.
Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business.
9. DERIVATIVES AND HEDGING INSTRUMENTS
NCR Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our vault cash agreements we entered into interest rate cap agreements or interest rate swap contracts (“Interest Rate Derivatives”).
The Company designates interest rate contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.
We utilize Interest Rate Derivatives to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate derivative agreements are included in Operating activities in the Condensed Combined Statements of Cash Flows.
On June 1, 2022, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 1, 2022 and terminating on April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.790% to 3.251%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements. On June 14, 2023, the Company terminated all open interest rate swap contracts for cash proceeds of $71 million. The net derivative-related gains associated with these swaps will be reclassified into earnings from Accumulated other comprehensive loss primarily through April 1, 2025, corresponding to the term of the original interest rate swap agreements.
On June 14, 2023, the Company executed new $2.4 billion aggregate notional amount interest rate swap contracts effective June 14, 2023 and terminating on December 31, 2025. These interest rate swap contracts have fixed rates ranging from 4.240% to 5.274%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements.
At June 30, 2023, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive loss (“AOCL”) related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in AOCL will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of June 30, 2023 and December 31, 2022, the balance in AOCL related to Interest Rate Derivatives was $90 million and $88 million, respectively.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Combined Balance Sheets:

	June 30, 2023			December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Assets:
Interest rate swap contracts	Other current assets		$20	Other current assets		$36
Interest rate swap contracts	Other assets		2	Other assets		27
Total assets		$2,431	$22		$2,423	$63

Liabilities:
Interest rate swap contracts	Other liabilities		$8	Other liabilities		$—
Total liabilities		$—	$8		$—	$—
As of June 30, 2023, the Company expects to reclassify $62 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.
Gains and losses reclassified from AOCL into the Condensed Combined Statements of Operations are recorded within Cost of services. The effects of derivative instruments on the Condensed Combined Statements of Operations and Condensed Combined Statements of Comprehensive Income were as follows:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts	$49	$10	$38	$42
Amount of (Gain) Loss Reclassified from AOCL into the Condensed Combined Statements of Operations	$(21)	$2	$(36)	$3
Refer to Note 10, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Combined Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR Atleos’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2023 and December 31, 2022, NCR Atleos did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
10. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are set forth as follows:

	June 30, 2023
In millions	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap contracts (1)	$22	$—	$22	$—
Total assets	$22	$—	$22	$—

Liabilities:
Interest rate swap contracts (2)	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—

	December 31, 2022
In millions	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap contracts (1)	$63	$—	$63	$—
Total assets	$63	$—	$63	$—

Liabilities:
Interest rate swap contracts (2)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
(1)Included in Other current assets and Other assets in the Condensed Combined Balance Sheets.
(2)Included in Other liabilities in the Condensed Combined Balance Sheets.
Interest Rate Swap Contracts In order to add stability to operating costs and to manage exposure to interest rate movements, the Company utilizes interest rate swap contracts as part of its interest rate risk management strategy. The interest rate swap contracts are valued using an income model based on disparity between variable and fixed interest rates, the scheduled balance of underlying principal outstanding, yield curves, and other information readily available in the market. As such, the interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in AOCL by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive income before reclassifications	24	—	30	54
Amounts reclassified from AOCL	—	—	(28)	(28)
Net current period other comprehensive income	24	—	2	26
Balance as of June 30, 2023	$(109)	$(18)	$90	$(37)

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2021	$(84)	$(18)	$4	$(98)
Other comprehensive loss before reclassifications	(63)	—	33	(30)
Amounts reclassified from AOCL	—	—	2	2
Net current period other comprehensive loss	(63)	—	35	(28)
Balance as of June 30, 2022	$(147)	$(18)	$39	$(126)
Reclassifications Out of AOCL

	For the three months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$(21)	$(21)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				5
Total reclassifications, net of tax				$(16)

	For the three months ended June 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$2	$2
Total before tax	$—	$—	$2	$2
Tax expense				(1)
Total reclassifications, net of tax				$1

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$(36)	$(36)
Total before tax	$—	$—	$(36)	$(36)
Tax expense				8
Total reclassifications, net of tax				$(28)

	For the six months ended June 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$3	$3
Total before tax	$—	$—	$3	$3
Tax expense				(1)
Total reclassifications, net of tax				$2
12. RELATED PARTIES
Cash management and financing
The Company participates in NCR’s centralized treasury and cash management programs. In certain jurisdictions, disbursements are made through centralized accounts payable systems which are operated by the Parent. Similarly, cash receipts in these jurisdictions are mostly transferred to centralized accounts, which are also maintained by the Parent. As cash is received and disbursed by the Parent, it is accounted for by the Company through Net parent investment. Cash and cash equivalents and restricted cash in the Condensed Combined Balance Sheets represent cash and cash equivalents and restricted cash held by legal entities of the Company that are specifically attributable to the Company.
Allocation of centralized costs
The Condensed Combined Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by the Parent that are charged directly to the Company. In addition, for purposes of preparing these Condensed Combined Financial Statements, a portion of the Parent’s total corporate general and administrative expenses have been allocated to the Company. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, for further information.
Parent company allocations reflected in the Condensed Combined Statements of Operations are as follows:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Cost of products	$8	$7	$15	$12
Cost of services	23	20	45	36
Selling, general and administrative expense	40	57	84	107
Research and development expense	7	5	13	7
Total allocated costs	$78	$89	$157	$162

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Trade receivables securitization
NCR participates in a trade receivables securitization program arranged by PNC Bank, National Association and various lenders. Under the securitization program, trade receivables are continuously sold as they are originated to NCR wholly-owned bankruptcy-remote special purpose entities in the U.S. and Canada (collectively, the “SPEs”). NCR accounts for transfers under these securitization arrangements as sales because full title and ownership in the underlying receivables and control of the receivables is considered transferred and its assets are not available to creditors. NCR wholly owns and therefore consolidates the SPEs in its consolidated financial statements. As the SPEs are not NCR Atleos entities, the activities of the SPEs are not presented in our Condensed Combined Financial Statements.
NCR Atleos receivables included within NCR’s trade receivables securitization program were $42 million and $36 million as of June 30, 2023 and December 31, 2022, respectively, and are recorded within Related party receivable, current in the Condensed Combined Balance Sheets. Additionally, transfers of NCR Atleos receivables to the SPEs, which have been derecognized and removed from our Condensed Combined Balance Sheets at the date of transfer, were $141 million and $199 million at June 30, 2023 and December 31, 2022, respectively.
Related-party notes
Related party notes consisted of the following:

In millions	June 30, 2023	December 31, 2022
Related party notes receivable, current (1)	$10	$8
Related party notes receivable, non-current (2)	320	336
Related party notes receivable	$330	$344
Short-term borrowings from related party (3)	$571	$108
Long-term borrowings from related party	214	717
Borrowings from related party	$785	$825
(1)Included in Related party receivables, current in the Condensed Combined Balance Sheets
(2)Included in Related party receivables, non-current in the Condensed Combined Balance Sheets
(3)Includes $90 million and $108 million of borrowings with an interest rate of 0% as of June 30, 2023 and December 31, 2022, respectively.
Related party notes receivable
The Company has notes receivable from related parties that will be settled in cash. The weighted-average interest rate for these notes was approximately 3.7% and 3.1% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had interest receivable on these notes of $5 million and $3 million, respectively, recorded in Related party receivable, current in the Condensed Combined Balance Sheets.
The Company recognized $3 million and $0 million of interest income, for the three months ended June 30, 2023 and 2022, respectively, and $6 million and $1 million of interest income, for the six months ended June 30, 2023 and 2022, respectively, related to these notes, which is included in Related party interest expense, net in the Condensed Combined Statements of Operations.
Related party borrowings
The Company has borrowings due to related parties that will be settled in cash. The weighted-average interest rate for these borrowings was approximately 4.3% and 3.6% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had interest payable of $12 million and $13 million, respectively, recorded in Related party payable, current in the Condensed Combined Balance Sheets.
The Company recognized $8 million and $6 million of interest expense, for the three months ended June 30, 2023 and 2022, respectively, and $15 million and $18 million of interest expense, for the six months ended June 30, 2023 and 2022, respectively, related to these borrowings, which is included in Related party interest expense, net in the Condensed Combined Statements of Operations.

Table of Content
NCR Atleos
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Net transfers from (to) Parent
The net effect of transactions between the Company and NCR are included within Net transfers from (to) Parent in the Condensed Combined Statements of Cash Flows and within Net transfers from (to) Parent in the Condensed Combined Statements of Changes in Equity. The components of Net transfers from (to) Parent are as follows:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
General financing activities	$(101)	$493	$(246)	$459
Allocation of centralized costs	78	89	157	$162
Acquisition of businesses	—	—	—	67
Net transfers from (to) Parent—Combined Statements of Cash Flows	(23)	582	(89)	688
Stock based compensation expense	19	19	33	37
Net transfers from (to) Parent—Combined Statements of Changes in Equity	$(4)	$601	$(56)	$725
13. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other (expense) income, net are summarized as follows:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Foreign currency fluctuations	$(1)	$(4)	$(4)	$(2)
Employee benefit plans	2	4	5	8
Other, net	—	(5)	—	(9)
Total other (expense) income, net	$1	$(5)	$1	$(3)
The components of Accounts receivable are summarized as follows:

In millions	June 30, 2023	December 31, 2022
Trade	$424	$445
Other	27	26
Accounts receivable, gross	451	471
Less: allowance for credit losses	(16)	(16)
Total accounts receivable, net	$435	$455
The components of Inventories are summarized as follows:

In millions	June 30, 2023	December 31, 2022
Work in process and raw materials	$42	$59
Finished goods	94	87
Service parts	269	273
Total inventories	$405	$419

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Combined Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Combined Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission on June 26, 2023 and as further amended thereafter and declared effective on August 11, 2023 (as amended, the “Form 10”), and in our information statement dated August 14, 2023, for the year ended December 31, 2022. The section of this Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. See the sections of the Form 10-Q titled “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
The Condensed Combined Financial Statements included in this information statement have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if NCR Atleos’s operations had been conducted independently from NCR. The Condensed Combined Financial Statements have been prepared in accordance with GAAP and NCR’s historical accounting policies, by aggregating financial information from the components of NCR Atleos and NCR’s accounting records directly attributable to NCR Atleos.
The Condensed Combined Statements of Operations include all revenues and costs directly attributable to NCR Atleos, including costs for facilities, functions and services used by NCR Atleos. NCR Atleos’s businesses have historically functioned together with the other businesses controlled by NCR. Accordingly, NCR Atleos relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to NCR Atleos including (i) certain general and administrative expenses related to NCR support functions that are provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses have been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if NCR Atleos had been operated on a standalone basis for the periods presented.
Our discussion within MD&A is organized as follows:
•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Combined Statements of Operations by comparing the results for the three and six months ended June 30, 2023 to the results for the three and six months ended June 30, 2022.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2023.
OVERVIEW
BUSINESS OVERVIEW
NCR Atleos is an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, merchants, manufacturers, retailers and consumers. Self-directed banking is a rapidly growing, secular trend that allows banking customers to transact seamlessly between various channels all for the same transaction. Our comprehensive solutions enable the acceleration of self-directed banking through ATM and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network. While we provide all our solutions on a modular basis, we have also assembled these capabilities into a turnkey, end-to-end platform which we have branded “ATM-as-a-Service.”

NCR Atleos operates two leading business segments focused on facilitating self-service banking through ATMs supported by a shared set of tools, systems and platforms. In addition, we operate a Telecommunications and Technology (“T&T”) segment offering managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers.
We manage our operations in the following segments: Self-Service Banking, Payments & Network, and T&T.
•Self-Service Banking - Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer solutions to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.
•Payments & Network - Provides a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions as well as ATM management and services to retailers and other businesses.
•T&T - Offers managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers. Our customers rely on us as a strategic partner to help them reduce complexity, improve cost efficiency, and enable global geographical reach. We deliver expert professional, field, and remote services for modern network technologies including Software-Defined Wide Area Networking, Network Functions Virtualization, Wireless Local Area Networks, Optical Networking, and Edge Networks.
SPIN-OFF FROM NCR
On September 15, 2022, NCR announced its plan to separate its businesses into two distinct, publicly traded companies. As part of the spin-off, NCR Atleos, LLC was formed as a limited liability company in Delaware on April 14, 2023 to hold, directly or indirectly, the NCR Atleos business and conduct certain operational activities in anticipation of the planned spin-off. Pursuant to a reorganization, prior to the spin-off, NCR Atleos, LLC will convert into a Maryland corporation. We expect to incur certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). The Separation-related costs include one-time and non-recurring expenses associated with the separation and stand up of functions required to operate as a stand-alone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee related costs, development of our brand and other matters. We expect the Separation-related costs will continue through at least fiscal year 2024.
The spin-off is intended to be structured in a tax-free manner. The spin-off transaction will follow the satisfaction of customary conditions as described in the Form 10 and in our information statement, dated August 14, 2023. There are no assurances as to when the planned spin-off will be completed, if at all.
RELATIONSHIP WITH NCR
In connection with the spin-off, we will enter into the separation and distribution agreement and various other agreements with NCR. These agreements will provide a framework for our relationship with NCR and govern various interim and ongoing relationships between NCR Atleos and NCR. These agreements with NCR are described in the section of the information statement titled “Certain Relationships and Related Transactions—Agreements with NCR.”
STRATEGIC INITIATIVES AND TRENDS
NCR Atleos is expected to be a cash-generative business positioned to focus on delivering ATM-as-a-Service to a large, installed customer base across banks and retailers. We believe it will build on our leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. NCR Atleos is expected to also continue shifting to a highly recurring revenue model to drive stable cash flow and capital returns to shareholders.

Additionally, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics plc (“Cardtronics”) and LibertyX to accelerate our Payments & Network business as we go to market with a more robust offering in this segment. Cardtronics is expected to accelerate our ATM-as-a-Service strategy by adding the Allpoint debit network and LibertyX is expected to enable NCR Atleos to provide a digital currency solution, including the ability to buy Bitcoin, and conduct cross-border remittance using Bitcoin. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all shareholders.
Cybersecurity Risk Management
Similar to most companies, NCR Atleos and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. NCR maintains cybersecurity risk management policies and procedures, which it regularly evaluates for updates, for handling and responding to cybersecurity events. We intend to adopt similar policies. These policies and procedures include internal notifications and engagements and, as necessary, cooperation with law enforcement. Personnel involved in handling and responding to cybersecurity events periodically undertake tabletop exercises to simulate an event. NCR’s internal notification procedures include notifying the applicable NCR attorneys, which, depending on the level of severity assigned to the event, may include direct notice to, among others, NCR’s General Counsel, Chief Ethics & Compliance Officer, and Chief Privacy Officer. Company attorneys support efforts to evaluate the materiality of any incidents, determine whether notice to third parties such as customers or vendors is required, determine whether any prohibition on insider trading is appropriate, and assess whether disclosure to stockholders or governmental filings, including with the SEC, are required. NCR’s internal notification procedures also include notifying various NCR Information Technology Services managers, subject matter experts in NCR’s software department and NCR leadership, depending on the level of severity assigned to the event.
For further information on potential risks and uncertainties, see Item 1A “Risk Factors,” of the Form 10 and Part II, Item 1A “Risk Factors,” of this Form 10-Q, as applicable.
Impacts from Geopolitical and Macroeconomic Challenges
We continue to be exposed to macroeconomic pressures as a result of supply chain challenges, foreign currency fluctuations, and spikes in commodity and energy prices as a result of geopolitical challenges, including the war in Eastern Europe, and the lingering impact of the COVID-19 pandemic. We continue to navigate through these challenges with a sharp focus on helping our customers, managing impacts on our supply chain and safeguarding our employees. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy.
The war in Eastern Europe and related sanctions imposed on Russia and related actors have resulted in interest rate acceleration, which is driving higher cost of vault cash agreements, and inflation, including, but not limited to, a significant increase in the price of energy around the world, particularly in regions such as Europe that are significantly dependent on Russia for their energy needs, and continued commodity price increases due to disruption in the mining industry in Ukraine and other factors. The war in Eastern Europe has also contributed to further disruption in logistics due to the shipping difficulties in and around the Black Sea and its ports, which have resulted in the rerouting of traffic to other ports and further logistics challenges. Inflation has also impacted wage inflation, both internally and with our suppliers that are primarily based on labor rates.
The recent bank failures, during the first and second quarters of 2023, in addition to other global macroeconomic conditions, have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which NCR Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.
We believe the impact of COVID-19 on our business has largely diminished at this time; however, uncertainties continue, particularly around disruptions to the global supply chain and shifting consumer behaviors. If conditions related to the pandemic were to deteriorate (whether due to the emergence of new variants or otherwise), we expect that parts of our business could again suffer negative impacts from the pandemic.
We expect that these factors will continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of these activities. We continue to evaluate the long-term impact that these may have on our business model, however there can be no assurance that the measures we have taken or will take will completely offset the negative impact.

For further information on the risks posed to our business from the COVID-19 pandemic and other geopolitical and macroeconomic factors, refer to Item 1A, “Risk Factors”, of the Company’s Form 10 and related information statement, including the risk factor titled “A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences.” For further information on exposures to foreign exchange risk, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-Q.
Impacts from seasonality and tourism
Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of the year and higher revenue in the fourth quarter. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually have an increase in transaction volume during the warmer summer months, aided by increased vacation and holiday travel. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volume to continue. For further information on the seasonality of our business, see the section of the Company’s Form 10 information statement titled “Business - Seasonality.”
RESULTS OF OPERATIONS
Key Strategic Financial Metrics
The following tables show our key strategic financial metrics for the three and six months ended June 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.
Recurring revenue as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$730	$707	70.2%	66.3%	3%
All other products and services	310	360	29.8%	33.7%	(14)%
Total Revenue	$1,040	$1,067	100.0%	100.0%	(3)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$1,440	$1,362	71.1%	66.9%	6%
All other products and services	586	674	28.9%	33.1%	(13)%
Total Revenue	$2,026	$2,036	100.0%	100.0%	—%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income attributable to NCR Atleos and Adjusted EBITDA as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income attributable to NCR Atleos	$53	$20	5.1%	1.9%	165%
Adjusted EBITDA (2)	$198	$146	19.0%	13.7%	36%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income attributable to NCR Atleos	$89	$37	4.4%	1.8%	141%
Adjusted EBITDA (2)	$344	$301	17.0%	14.8%	14%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

Non-GAAP Financial Measures and Use of Certain Terms:
Non-GAAP Financial Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) NCR Atleos’s management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of performance of the Company’s ongoing business operations. NCR Atleos determines Adjusted EBITDA based on GAAP Net income attributable to NCR Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker (“CODM”) in evaluating segment performance and are separately delineated to reconcile back to total reported income attributable to NCR Atleos. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR Atleos management to make decisions regarding our segments and to assess our financial performance. Refer to the table below for the reconciliations of Net income attributable to NCR Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of June 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ended June 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.
NCR Atleos’s definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.
Use of Certain Terms
Recurring revenue All revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, processing revenue, interchange and network revenue, Bitcoin related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.
Total Units Owned / Managed / Serviced Total units operated and/or serviced by NCR Atleos, including ATM-as-a-Service units. This can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other types of related services.
ATM-as-a-Service units Number of ATMs within the Self-Service Banking segment that NCR Atleos owns and provides fully outsourced ATM management to our clients. This can include back office, operations, software management, transaction processing, security and compliance, and cash and cash-in-transit management.
Payment transactions Number of payments processed across the ATM and Allpoint networks.

Adjusted EBITDA

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Net income attributable to NCR Atleos (GAAP)	$53	$20	$89	$37
Related party interest expense, net	5	6	9	17
Income tax expense	23	9	48	18
Depreciation and amortization expense	35	37	70	73
Acquisition-related amortization of intangibles	25	25	50	51
Stock-based compensation expense	19	19	33	37
Separation costs	33	—	40	—
Acquisition-related costs	—	3	—	8
Transformation and restructuring	5	24	5	38
Russia operations	—	3	—	22
Adjusted EBITDA (non-GAAP)	$198	$146	$344	$301
Other performance metrics

	Six months ended June 30
	2023	2022
Total Units Owned / Managed / Serviced (1)	796,097	815,339
ATM-as-a-Service units	18,007	4,454
Payment transactions (millions)	905	908
(1) Includes ATM-as-a-Service units.
Combined Results
The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$262	$300	25.2%	28.1%	(13)%
Service revenue	778	767	74.8%	71.9%	1%
Total revenue	1,040	1,067	100.0%	100.0%	(3)%
Product gross margin	47	34	17.9%	11.3%	38%
Service gross margin	200	202	25.7%	26.3%	(1)%
Total gross margin	247	236	23.8%	22.1%	5%
Selling, general and administrative expenses	149	169	14.3%	15.8%	(12)%
Research and development expenses	19	25	1.8%	2.3%	(24)%
Income from operations	79	42	7.6%	3.9%	88%
Related party interest expense, net	(5)	(6)	(0.5)%	(0.6)%	(17)%
Other (expense) income, net	1	(5)	0.1%	(0.5)%	(120)%
Income before income taxes	75	31	7.2%	2.9%	142%
Income tax expense	23	9	2.2%	0.8%	156%
Net income	$52	$22	5.0%	2.1%	136%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$496	$534	24.5%	26.2%	(7)%
Service revenue	1,530	1,502	75.5%	73.8%	2%
Total revenue	2,026	2,036	100.0%	100.0%	—%
Product gross margin	86	40	17.3%	7.5%	115%
Service gross margin	381	396	24.9%	26.4%	(4)%
Total gross margin	467	436	23.1%	21.4%	7%
Selling, general and administrative expenses	285	315	14.1%	15.5%	(10)%
Research and development expenses	37	45	1.8%	2.2%	(18)%
Income from operations	145	76	7.2%	3.7%	91%
Related party interest expense, net	(9)	(17)	(0.4)%	(0.8)%	(47)%
Other (expense) income, net	1	(3)	—%	(0.1)%	(133)%
Income before income taxes	137	56	6.8%	2.8%	145%
Income tax expense	48	18	2.4%	0.9%	167%
Net income	$89	$38	4.4%	1.9%	134%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.
Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$262	$300	25.2%	28.1%	(13)%
Service revenue	778	767	74.8%	71.9%	1%
Total revenue	$1,040	$1,067	100.0%	100.0%	(3)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$496	$534	24.5%	26.2%	(7)%
Service revenue	1,530	1,502	75.5%	73.8%	2%
Total revenue	$2,026	$2,036	100.0%	100.0%	—%
Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Total revenue decreased 3% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Product revenue for the three months ended June 30, 2023 decreased 13% compared to the three months ended June 30, 2022, driven by a decline in hardware revenue of approximately $27 million and software license revenue of $10 million due to the continued success we are having in transitioning our Self-Service Banking business from one-time hardware and perpetual license sales into multi-year subscription revenue streams, including ATM-as-a-Service and software subscriptions. Services revenue for the three months ended June 30, 2023 increased 1% compared to the prior year period due to an increase in ATM-as-a-Service revenue of $20 million partially offset by a decrease of $11 million in hardware maintenance and installation services, which were negatively impacted by our conversion of customers to our ATM-as-a-Service offering whereby we own the ATMs and charge per ATM for the service.

Total revenue was flat for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Product revenue declined 7% due to a decrease of $20 million in hardware revenue and $19 million in software license revenue, due to the shift in the business from one-time hardware and perpetual license to ATM-as-a-Service and software subscriptions. The decrease was offset by an increase in Bitcoin-related revenue of $5 million. Services revenue increased 2% due to an increase of $36 million in ATM-as-a-Service revenue and payments processing revenue of $18 million, partially offset by a decline in hardware maintenance and installation revenue of $32 million. The increase in payments processing was driven by the favorable mix of payments transactions year-over-year, while the growth in ATM-as-a-Service revenue and declines in hardware maintenance and installation revenues were due to the continued shift to our ATM-as-a-Service offering, whereby we own the ATMs and charge per ATM for the service.
Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$47	$34	17.9%	11.3%	38%
Service gross margin	200	202	25.7%	26.3%	(1)%
Total gross margin	$247	$236	23.8%	22.1%	5%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Gross margin as a percentage of revenue for the three months ended June 30, 2023 was 23.8% compared to 22.1% for the three months ended June 30, 2022. Gross margin for the three months ended June 30, 2023 included $15 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended June 30, 2022 included $7 million of transformation and restructuring costs and $15 million of amortization of acquisition-related intangible assets, partially offset by profit of $3 million related to inventory liquidation in Russia. Excluding these items, gross margin as a percentage of revenue increased from 23.8% to 25.2%. Following the series of geopolitical and macroeconomic challenges that had a significant impact on costs in the first and second quarters of 2022, we took action to mitigate these impacts and have had reductions in fuel, shipping costs and component parts cost compared to prior year which has improved our product and service gross margins by approximately $21 million. These improvements were partially offset in our services gross margin by increased interest rates driving $12 million of higher rental cost on our vault cash agreements.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$86	$40	17.3%	7.5%	115%
Service gross margin	381	396	24.9%	26.4%	(4)%
Total gross margin	$467	$436	23.1%	21.4%	7%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Gross margin as a percentage of revenue in the six months ended June 30, 2023 was 23.1% compared to 21.4% in the six months ended June 30, 2022. Gross margin in the six months ended June 30, 2023 included $30 million of amortization of acquisition-related intangible assets. Gross margin for the six months ended June 30, 2022 included $10 million of transformation and restructuring costs, $30 million of amortization of acquisition-related intangible assets, and $11 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Excluding these items, gross margin as a percentage of revenue increased from 23.9% to 24.5%. Following the series of geopolitical and macroeconomic challenges that had a significant impact on costs in the first and second quarters of 2022, we took action to mitigate these impacts and have had reductions in fuel, shipping costs and component parts cost compared to prior year which has improved our product and service gross margins by approximately $46 million. These improvements were partially offset in our services gross margin by increased interest rates driving $34 million of higher rental cost on our vault cash agreements.

Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Selling, general and administrative expenses	$149	$169	14.3%	15.8%	(12)%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Selling, general, and administrative expenses were $149 million in the three months ended June 30, 2023, compared to $169 million in the three months ended June 30, 2022. As a percentage of revenue, selling, general and administrative expenses were 14.3% in the three months ended June 30, 2023 compared to 15.8% in the three months ended June 30, 2022. In the three months ended June 30, 2023, selling, general and administrative expenses included $5 million of transformation and restructuring costs, $10 million of amortization of acquisition-related intangible assets, and $33 million of separation-related costs. In the three months ended June 30, 2022, selling, general and administrative expenses included $14 million of transformation and restructuring costs, $10 million of amortization of acquisition-related intangible assets, $3 million of acquisition-related costs and $1 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 13.2% to 9.7% due to higher allocated IT infrastructure costs of $13 million in the second quarter of 2022 related to the enterprise resource planning (“ERP”) system conversion as well as lower people and real estate costs compared to prior year driven by cost mitigation actions implemented.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative expenses	$285	$315	14.1%	15.5%	(10)%
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Selling, general, and administrative expenses were $285 million in the six months ended June 30, 2023, compared to $315 million in the six months ended June 30, 2022. As a percentage of revenue, selling, general and administrative expenses were 14.1% in the six months ended June 30, 2023 compared to 15.5% in the six months ended June 30, 2022. In the six months ended June 30, 2023, selling, general and administrative expenses included $5 million of transformation and restructuring costs, $20 million of amortization of acquisition-related intangible assets and $40 million of separation-related costs. In the six months ended June 30, 2022, selling, general and administrative expenses included $23 million of transformation and restructuring costs, $21 million of amortization of acquisition-related intangible assets, $8 million of acquisition-related costs and $3 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 12.8% to 10.9% due to higher allocated IT infrastructure costs of $13 million in the second quarter of 2022 related to the enterprise resource planning (“ERP”) system conversion as well as lower people and real estate costs compared to prior year driven by cost mitigation actions implemented.
Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$19	$25	1.8%	2.3%	(24)%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Research and development expenses were $19 million in the three months ended June 30, 2023, compared to $25 million in the three months ended June 30, 2022. As a percentage of revenue, research and development costs were 1.8% and 2.3% in the three months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2022, research and development costs included $3 million of transformation costs. Excluding this item, research and development expenses as a percentage of revenue were relatively flat moving from 2.1% to 1.8%.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$37	$45	1.8%	2.2%	(18)%
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Research and development expenses were $37 million in the six months ended June 30, 2023, compared to $45 million in the six months ended June 30, 2022. As a percentage of revenue, research and development costs were 1.8% and 2.2% in the six months ended June 30, 2023 and 2022, respectively. In the six months ended June 30, 2022, research and development expenses included $5 million of transformation and restructuring costs. Excluding this item, research and development expenses as a percentage of revenue were relatively flat moving from 2.0% to 1.8%.
Related Party Interest Expense

	Three months ended June 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Related party interest expense, net	$(5)	$(6)	(17)%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Related party interest expense, net was $5 million in the three months ended June 30, 2023 compared to $6 million in the three months ended June 30, 2022. The decrease was related to repayment of certain related party borrowings during the period.

	Six months ended June 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Related party interest expense, net	$(9)	$(17)	(47)%
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Related party interest expense, net was $9 million in the six months ended June 30, 2023 compared to $17 million in the six months ended June 30, 2022. The decrease was related to repayment of certain related party borrowings during the period.
Other (Expense) Income, net
Other (expense) income, net was income of $1 million and expense of $5 million in the three months ended June 30, 2023 and 2022, respectively, and income of $1 million and expense of $3 million in the six months ended June 30, 2023 and 2022, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Foreign currency fluctuations	$(1)	$(4)	$(4)	$(2)
Employee benefit plans	2	4	5	8
Other, net	—	(5)	—	(9)
Other (expense) income, net	$1	$(5)	$1	$(3)

Income Taxes

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Income tax expense	$23	$9	$48	$18
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $23 million for the three months ended June 30, 2023 compared to $9 million for the three months ended June 30, 2022. The change was driven by discrete tax expenses and benefits and higher income before taxes in the three months ended June 30, 2023, compared to the prior year. In the three months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey. In the three months ended June 30, 2022, the Company recognized a $4 million benefit related to uncertain tax position settlements and statute of limitation lapses.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Income tax expense was $48 million for the six months ended June 30, 2023 compared to expense of $18 million for the six months ended June 30, 2022. The change was driven by discrete tax expenses and benefits and higher income before taxes in the six months ended June 30, 2023, compared to the prior year. In the six months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey. In the six months ended June 30, 2022, the Company recognized a $4 million benefit related to uncertain tax position settlements and statute of limitation lapses.
The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2023 or future periods.

Revenue and Adjusted EBITDA by Segment
The Company manages and reports its businesses in the following segments: Self-Service Banking, Payments & Network, and Telecommunications & Technology (T&T). Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Refer to the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of net income attributable to NCR Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
The following tables show our segment revenue and Adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Revenue
Self-Service Banking	$654	$669	62.9%	62.7%	(2)%
Payments & Network	309	308	29.7%	28.9%	—%
T&T	49	55	4.7%	5.1%	(11)%
Total segment revenue	1,012	1,032	97.3%	96.7%	(2)%
Other (2)	28	29	2.7%	2.7%	(3)%
Other adjustment (3)	—	6	—%	0.6%	(100)%
Combined revenue	$1,040	$1,067	100.0%	100.0%	(3)%

Adjusted EBITDA by Segment
Self-Service Banking	$173	$139	26.5%	20.8%	24%
Payments & Network	$91	$86	29.4%	27.9%	6%
T&T	$6	$13	12.2%	23.6%	(54)%

(1)The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2)Other immaterial business operations that do not represent a reportable segment.
(3)Other adjustment reflects the revenue attributable to the Company’s operations in Russia for the three months ended June 30, 2022 that were excluded from management's measure of revenue due to our announcement in the first quarter of 2022 to suspend sales and orderly wind down our operations in the country.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Revenue
Self-Service Banking	$1,260	$1,268	62.2%	62.3%	(1)%
Payments & Network	609	587	30.1%	28.8%	4%
T&T	99	113	4.8%	5.6%	(12)%
Total segment revenue	1,968	1,968	97.1%	96.7%	—%
Other (2)	58	59	2.9%	2.9%	(2)%
Other adjustment (3)	—	9	—%	0.4%	(100)%
Combined revenue	$2,026	$2,036	100.0%	100.0%	—%

Adjusted EBITDA by Segment
Self-Service Banking	$312	$250	24.8%	19.7%	25%
Payments & Network	$166	$172	27.3%	29.3%	(3)%
T&T	$16	$24	16.2%	21.2%	(33)%

(1)The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2)Other immaterial business operations that do not represent a reportable segment.
(3)Other adjustment reflects the revenue attributable to the Company’s operations in Russia for the six months ended June 30, 2022 that were excluded from management's measure of revenue due to our announcement in the first quarter of 2022 to suspend sales and orderly wind down our operations in the country.
Segment Revenue
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Self-Service Banking revenue decreased 2% and 1% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. For the three and six months ended June 30, 2023, ATM hardware declined $22 million and $16 million, hardware maintenance and installation declined $5 million and $12 million, and software license revenues declined $9 million and $15 million, respectively. These declines were partially offset by an increase in ATM-as-a-Service revenue of $20 million and $36 million for the three and six months ended June 30, 2023, respectively. Revenue results for the periods were due to the shift from non-recurring revenues to recurring ATM as-a-Service arrangements and software subscriptions. Software and services revenue as a percent of total Self-Service Banking segment revenue were 69% and 66% in the three months ended June 30, 2023 and June 30, 2022, respectively.
Payments & Network revenue was flat for the three months ended June 30, 2023 compared to the prior year period and increased 4% for the six months ended June 30, 2023 compared to the prior year period. For the six months ended June 30, 2023, the increase in revenue was due to an $18 million increase in payment processing transaction revenue driven by an increase in higher value ATM transactions and a $5 million increase in Bitcoin-related revenue.
T&T revenue decreased 11% and 12% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. The decrease was due to a non-recurring parts sale of $8 million in the first quarter of 2022 as well as a decline in maintenance service revenue.

Segment Adjusted EBITDA
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Self-Service Banking Adjusted EBITDA increased 24% and 25% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. The margin expansion is due to improvement in component and fuel costs, particularly in ATM hardware, as well as an increase in higher margin recurring revenue streams. These improvements were partially offset by an increase in employee benefit-related costs.
Payments & Network Adjusted EBITDA increased 6% and decreased 3% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. The increase in Adjusted EBITDA for the three months ended June 30, 2023 compared to the prior year period was due to increases in higher margin transaction revenue and cost optimization initiatives. These improvements were partially offset by an increase in interest rates, which increased the cost of our vault cash rental obligations by $12 million compared to prior year, and employee benefit-related costs. The decline in Adjusted EBITDA for the six months ended June 30, 2023 compared to the prior year period was due to significantly higher interest rates on our vault cash agreements driving additional cost of $34 million, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs. This was partially offset by the increase in higher margin transaction revenue described above.
T&T Adjusted EBITDA decreased 54% and 33% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. The decrease in Adjusted EBITDA was driven by the decrease in revenue.
Financial Condition, Liquidity, and Capital Resources
Our principal existing sources of cash are cash generated from operations and funding from NCR as NCR Atleos has historically participated in NCR’s centralized treasury management and overall financing arrangements.
We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. In conjunction with the planned spin-off, we expect to further evaluate our liquidity needs, capital structure and sources of capital on a standalone basis and expect to enter into future borrowings. For further information on the future sources of liquidity and capital resources for our business, see the section below titled “Future Sources of Liquidity.”
NCR Atleos’s management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of NCR Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, and plus non-recurring or discretionary pension contributions and settlements. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in NCR Atleos’s existing businesses, and strategic acquisitions. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore NCR Atleos’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

Summarized cash flow information for the six months ended June 30 is as follows:

	Six months ended June 30
In millions	2023	2022
Net cash provided by operating activities	$200	$15
Net cash used in investing activities	$(15)	$(278)
Net cash (used in) provided by financing activities	$(130)	$271
Cash provided by operating activities was $200 million in the six months ended June 30, 2023 compared to cash provided by operating activities of $15 million in the six months ended June 30, 2022. The increase in cash provided by operating activities of $185 million in the six months ended June 30, 2023 was driven by higher net income of $51 million and the favorable movement in net working capital accounts of $148 million.
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to NCR Atleos’s non-GAAP measure of Adjusted free cash flow-unrestricted for the six months ended June 30:

	Six months ended June 30
In millions	2023	2022
Net cash provided by operating activities (GAAP)	$200	$15
Capital expenditures for property, plant and equipment	(22)	(15)
Additions to capitalized software	(15)	(19)
Change in restricted cash settlement activity	(22)	42
Adjusted free cash flow-unrestricted (non-GAAP)	$141	$23
For the six months ended June 30, 2023, net cash provided by operating activities increased $185 million, which contributed to a net increase in Adjusted free cash flow-unrestricted of $118 million in comparison to the six months ended June 30, 2022. The increase in net cash provided by operating activities was offset by an increase in the change in restricted cash settlement activity of $64 million.
Financing activities and certain other investing activities are not included in our calculation of Adjusted free cash flow-unrestricted. Financing activities primarily include short-term borrowings with, and transfers to and from, NCR, consisting of, among other things, cash transfers and changes in receivables and payables and other transactions between NCR Atleos and NCR. See Note 12, “Related Parties”, in the Notes to Condensed Combined Financial Statements for further discussion on transactions with NCR. Other investing activities primarily include business acquisitions, divestitures and investments. During the six months ended June 30, 2023, there were no payments made for business acquisitions. During the six months ended June 30, 2022, the payments for business acquisitions were $67 million, net of cash acquired, related to the acquisition of LibertyX completed in January of 2022.
Future Sources of Liquidity
Following the spin-off, our capital structure and sources of liquidity will change from our historical capital structure because we will no longer be part of NCR’s centralized treasury management and centralized funding programs. Our ability to fund our operating needs will depend on our ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities not currently anticipated. Management believes that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we expect to incur in connection with the spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. However, we cannot assure that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

In connection with the spin-off, we expect to incur up to $2,935 million of new debt, of which we will pay NCR $2,782 million from the net proceeds received as partial consideration for the assets of NCR Atleos that NCR is transferring to NCR Atleos in connection with the spin-off; provided that we will retain an amount in cash and cash equivalents equal to approximately $300 million, after giving effect to the debt financing transactions, contribution of approximately $150 million to U.S. pension plan, and the settlement or termination of certain intercompany accounts payable or accounts receivable between NCR Atleos and NCR. This debt will impose certain restrictions on our business and may adversely impact our financial condition, results of operations or cash flows. We currently estimate the debt will have an estimated weighted average interest rate of approximately 9.33%. While we have a general expectation on the amount of indebtedness that we will incur as part of the spin-off, such amount and expected terms are subject to change. Any such changes could cause our ultimate cost of capital to differ from the assumptions described herein.
We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
Employee Benefit Plans In 2023, we expect to make contributions of $4 million to our international pension plans and $5 million to our postemployment plans. Additionally, in conjunction with the planned spin-off, we expect NCR to convey one or more employee benefit plans (including the U.S. pension plan) to NCR Atleos. As of December 31, 2022, NCR’s U.S. pension plan was in an underfunded position of $407 million, and the international pension plans were in a funded position of $148 million. Pursuant to the employee matters and separation and distribution agreements, we expect to contribute approximately $150 million to the U.S. pension plan immediately following the spin-off. Such $150 million contribution may be smaller if NCR makes any additional contributions to the U.S. pension plan prior to the spin-off, in such case NCR would otherwise adjust its cash planning for NCR Atleos such that our cash balance at the time of the spin-off, after giving effect to the contribution to the U.S. pension plan, would remain unchanged. For additional information, refer to Note 7, “Employee Benefit Plans”, of the Notes to Condensed Combined Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at June 30, 2023 and December 31, 2022 were $302 million and $266 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Summary As of June 30, 2023, our cash and cash equivalents totaled $337 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A “Risk Factors” of the Company’s Form 10 and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives.
We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and expected future financing to meet our expected pension contributions, payments related to transformation and restructuring initiatives, and in the long-term (i.e., beyond June 30, 2024) to meet our material cash requirements.
Material Cash Requirements from Contractual and Other Obligations
There have been no significant changes in our contractual and other commercial obligations as described in our Form 10, including NCR Atleos’s obligations pursuant to the separation and distribution agreement whereby NCR Atleos will indemnify NCR for retained environmental remediation obligations.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, income taxes, and cost allocations, which are described in our Form 10.
Recently Issued Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Combined Financial Statements for recently issued accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR Atleos’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our expectations of demand for our solutions and execution and the impact thereof on our financial results in 2023; NCR Atleos’s focus on advancing our strategic growth initiatives and software-led solutions with a higher mix of recurring revenue streams; our expectations of NCR Atleos’s ability to deliver increased value to customers and stockholders; and statements regarding the planned separation of NCR Corporation into two separate companies, including, but not limited to, statements regarding the anticipated timing and structure of such planned transaction, the future commercial or financial performance of NCR Atleos following such planned transaction, value creation and ability to innovate and drive growth generally as a result of such transaction, and the expected capital structure, net debt and pension obligations of the companies at the time of and following the transaction. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR Atleos’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; and our multinational operations;
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event, including the impact of the coronavirus (COVID-19) pandemic and geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities; and climate change;
•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues;
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our future indebtedness, our obligations under other future financing arrangements, or required repurchase of any notes we may issue; any lowering or withdrawal of the ratings assigned to our future debt securities by rating agencies; our pension liabilities; and write down of the value of certain significant assets;
•Law and Compliance: allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; and changes to cryptocurrency regulations;
•Governance: actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders;

•Planned Separation: the risk of an unexpected failure to complete, or unexpected delays in completing, the necessary actions for the planned spin-off or to obtain the necessary approvals or third party consents to complete these actions, the failure of NCR Atleos to achieve some or all of the expected strategic benefits, synergies or opportunities expected from the spin-off, that NCR Atleos may incur material costs and expenses as a result of the spin-off, that NCR Atleos has no history operating as an independent, publicly traded company, and NCR Atleos’s historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of its future results, NCR Atleos’s obligation to indemnify NCR pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk NCR may not fulfill any obligations to indemnify NCR Atleos under such agreements, that under applicable tax law, NCR Atleos may be liable for certain tax liabilities of NCR following the spin-off if NCR were to fail to pay such taxes, that agreements binding on NCR Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions, potential liabilities arising out of state and federal fraudulent conveyance laws, the fact that NCR Atleos may receive worse commercial terms from third-parties for services it presently receives from NCR, that after the spin-off, certain of NCR Atleos’s executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR, potential difficulties in maintaining relationships with key personnel, that NCR Atleos will not be able to rely on the earnings, assets or cash flow of NCR and NCR will not provide funds to finance NCR Atleos’s working capital or other cash requirements.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that the planned separation will be completed in the expected form or within the expected time frame or at all. Nor can there be any guarantee that NCR Atleos will be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions. Neither can there be any guarantee that shareholders will achieve any particular level of shareholder returns. Nor can there be any guarantee that the planned separation will enhance value for shareholders, or that NCR Atleos will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s Form 10 and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 40 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although NCR uses financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. Accordingly, the condensed combined statement of income includes the impact of NCR’s derivative financial instruments that is deemed to be associated with our operations and has been allocated to us utilizing a reasonable allocation method. The fair values of outstanding derivative instruments have not been allocated to our condensed combined balance sheet. Following the spin-off, we intend to implement a foreign currency risk management program on our own behalf.
Interest Rate Risk
As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended June 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $9 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 9, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2023.
Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2023, we did not have any significant concentration of credit risk related to financial instruments.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 8, “Commitments and Contingencies”, of the Notes to Condensed Combined Financial Statements in this quarterly report and is incorporated herein by reference.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors previously set forth under Item 1A (“Risk Factors”) of the Company’s registration statement on Form 10, initially filed on June 26, 2023 (as amended, the “Form 10”). Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS*

3.1.1	Certificate of Formation of NCR Atleos, LLC (f/k/a NCR ATMCo, LLC)

3.1.2	Certificate of Amendment to Certificate of Formation of NCR Atleos, LLC (f/k/a NCR ATMCo, LLC)

3.2.1	Limited Liability Company Agreement of NCR Atleos, LLC (f/k/a NCR ATMCo, LLC)

3.2.2	Amendment No. 1 to the Limited Liability Company Agreement of NCR Atleos, LLC (f/k/a NCR ATMCo, LLC)

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Atleos, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed combined statements of operations for the three and six months ended June 30, 2023 and 2022; (ii) our condensed combined statements of comprehensive income for the three and six months ended June 30, 2023 and 2022; (iii) our condensed combined balance sheets as of June 30, 2023 and December 31, 2022; (iv) our condensed combined statements of cash flows for the six months ended June 30, 2023 and 2022; (v) our condensed combined statements of changes in equity for the three and six months ended June 30, 2023 and 2022; and (vi) the notes to our condensed combined financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
*NCR Atleos expects to become bound by, enter into or otherwise make effective certain agreements and arrangements in connection with the spin-off and as disclosed in its registration statement on Form 10, initially filed on June 26, 2023 and as further amended thereafter and declared effective on August 11, 2023 (as amended, the “Registration Statement”). Such agreements and arrangements or, as applicable, forms thereof, are attached as exhibits to the Registration Statement. The content of any form of agreement or arrangement attached as an exhibit to the Registration Statement is qualified by any disclosure relating thereto as set forth in NCR Atleos’s Information Statement, dated August 14, 2023, a preliminary version of which is attached as Exhibit 99.1 to the Registration Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR Atleos, LLC

Date:	September 5, 2023	By:	/s/ Timothy C. Oliver
Timothy C. Oliver President, Treasurer and Secretary (Principal Financial Officer)