Form 10-Q
period 2023-09-30
NCR Atleos Corp
filed 2023-11-14
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number: 001-41728
________________________
NCR ATLEOS CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Maryland	92-3588560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
864 Spring Street NW
Atlanta, GA 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (937) 445-1936

NCR Atleos, LLC
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NATL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of November 9, 2023, there were 70.6 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Combined Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Product revenue	$252	$260	$748	$794
Service revenue	815	770	2,345	2,272
Total revenue	1,067	1,030	3,093	3,066
Cost of products	209	225	619	719
Cost of services	590	564	1,739	1,670
Selling, general and administrative expenses	160	131	445	446
Research and development expenses	17	7	54	52
Total operating expenses	976	927	2,857	2,887
Income from operations	91	103	236	179
Interest expense	(2)	—	(2)	—
Related party interest expense, net	(4)	(6)	(13)	(23)
Other income (expense), net	5	3	6	—
Income before income taxes	90	100	227	156
Income tax expense	147	36	195	54
Net income (loss)	(57)	64	32	102
Net income (loss) attributable to noncontrolling interests	1	—	1	1
Net income (loss) attributable to Atleos	$(58)	$64	$31	$101

Net income (loss) per share attributable to Atleos common stockholders - basic and diluted	$(0.82)	$0.91	$0.44	$1.43
Number of basic and diluted shares outstanding	70.6	70.6	70.6	70.6
See Notes to Condensed Combined Financial Statements.

NCR Atleos Corporation
Condensed Combined Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Net income	$(57)	$64	$32	$102
Other comprehensive income (loss):
Currency translation adjustments
Currency translation (loss) gains	7	(27)	31	(91)
Derivatives
Unrealized gains on derivatives	10	77	48	119
(Gains) loss on derivatives recognized during the period	(21)	(2)	(57)	1
Less income tax	2	(16)	2	(26)
Other comprehensive income (loss)	(2)	32	24	3
Total comprehensive income (loss)	(59)	96	56	105
Less amounts attributable to noncontrolling interests:
Net income (loss)	1	—	1	1
Currency translation gains (loss)	—	(2)	—	(3)
Amounts attributable to noncontrolling interests	1	(2)	1	(2)
Comprehensive income (loss) attributable to Atleos	$(60)	$98	$55	$107
See Notes to Condensed Combined Financial Statements.

NCR Atleos Corporation
Condensed Combined Balance Sheets (Unaudited)

In millions	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$423	$293
Accounts receivable, net of allowances of $16 and $16 as of September 30, 2023 and December 31, 2022, respectively	428	455
Related party receivable, current	66	47
Inventories	431	419
Restricted cash, current	247	204
Other current assets	306	231
Total current assets	1,901	1,649
Property, plant and equipment, net	480	412
Goodwill	1,950	1,949
Intangibles, net	653	729
Operating lease assets	93	85
Prepaid pension cost	192	172
Deferred income tax assets	188	317
Related party receivable, non-current	636	336
Restricted cash, non-current	2,060	2
Other assets	156	121
Total assets	$8,309	$5,772
Liabilities and equity
Current liabilities
Short-term borrowings	$11	$—
Short-term borrowings from related party	121	108
Accounts payable	375	350
Related party payable, current	3	13
Payroll and benefits liabilities	150	69
Contract liabilities	350	356
Settlement liabilities	208	212
Other current liabilities	343	261
Total current liabilities	1,561	1,369
Long-term borrowings	2,020	—
Long-term borrowings from related party	324	717
Pension and indemnity plan liabilities	490	22
Postretirement and postemployment benefits liabilities	69	—
Income tax accruals	39	39
Operating lease liabilities	63	59
Deferred income tax liabilities	42	201
Other liabilities	111	103
Total liabilities	4,719	2,510
Commitments and contingencies (Note 9)
Equity
Net parent investment	3,628	3,326
Accumulated other comprehensive loss	(38)	(63)
Total parent's equity	3,590	3,263
Noncontrolling interests in subsidiaries	—	(1)
Total equity	3,590	3,262
Total liabilities and equity	$8,309	$5,772
See Notes to Condensed Combined Financial Statements.

NCR Atleos Corporation
Condensed Combined Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2023	2022
Operating activities
Net income	$32	$102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	90	92
Amortization expense	93	99
Stock-based compensation expense	45	51
Deferred income taxes	93	(22)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	39	(96)
Related party receivables and payables	(22)	(30)
Inventories	(35)	(59)
Settlement assets	(8)	(2)
Current payables and accrued expenses	25	13
Contract liabilities	—	19
Accrued compensation and employee benefit plans	(13)	(11)
Other assets and liabilities	8	85
Net cash provided by operating activities	$347	$241
Investing activities
Expenditures for property, plant and equipment	$(70)	$(40)
Additions to capitalized software	(15)	(30)
Business acquisitions, net of cash acquired	(1)	(78)
Amounts advanced for related party notes receivable	(217)	(257)
Repayments received from related party notes receivable	44	30
Purchase of investments	(10)	—
Net cash used in investing activities	$(269)	$(375)
Financing activities
Proceeds from related party borrowings	$159	$271
Payments on related party borrowings	(314)	(666)
Proceeds from issuance of senior secured notes	1,333	—
Proceeds from borrowings on term credit facilities	726	—
Principal payments for finance lease obligations	(1)	(1)
Net transfers (to) from Parent	226	623
Net cash (used in) provided by financing activities	$2,129	$227
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	(61)
Increase (decrease) in cash, cash equivalents, and restricted cash	2,231	32
Cash, cash equivalents and restricted cash at beginning of period	499	470
Cash, cash equivalents and restricted cash at end of period	$2,730	$502
Supplemental disclosures of noncash financing activities Total deferred financing fees related to borrowings in the nine months ended September 30, 2023 were $38 million and are included in Other current liabilities as of September 30, 2023 and reflected above as a non-cash item. Refer to Note 5, “Debt Obligations”, for additional information.
See Notes to Condensed Combined Financial Statements.

NCR Atleos Corporation
Condensed Combined Statements of Changes in Equity (Unaudited)

In millions	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
December 31, 2022	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income (loss)	36	—	1	37
Other comprehensive income (loss)	—	8	(1)	7
Total comprehensive income (loss)	36	8	—	44
Net transfers to Parent	(52)	—	—	(52)
March 31, 2023	$3,310	$(55)	$(1)	$3,254
Comprehensive income (loss):
Net income (loss)	53	—	(1)	52
Other comprehensive income (loss)	—	18	1	19
Total comprehensive income (loss)	53	18	—	71
Net transfers to Parent	(4)	—	—	(4)
June 30, 2023	$3,359	$(37)	$(1)	$3,321
Comprehensive income (loss):
Net income (loss)	(58)	—	1	(57)
Other comprehensive income (loss)	—	(2)	—	(2)
Total comprehensive income (loss)	(58)	(2)	1	(59)
Net transfers from Parent	327	1	—	328
September 30, 2023	$3,628	$(38)	$—	$3,590

In millions	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
December 31, 2021	$2,431	$(98)	$3	$2,336
Comprehensive income (loss):
Net income (loss)	17	—	(1)	16
Other comprehensive income (loss)	—	6	—	6
Total comprehensive income (loss)	17	6	(1)	22
Net transfers from Parent	124	—	—	124
March 31, 2022	$2,572	$(92)	$2	$2,482
Comprehensive income (loss):
Net income (loss)	20	—	2	22
Other comprehensive income (loss)	—	(34)	(1)	(35)
Total comprehensive income (loss)	20	(34)	1	(13)
Net transfers from Parent	601	—	—	601
June 30, 2022	$3,193	$(126)	$3	$3,070
Comprehensive income (loss):
Net income (loss)	64	—	—	64
Other comprehensive income (loss)	—	34	(2)	32
Total comprehensive income (loss)	64	34	(2)	96
Net transfers to Parent	(51)	—	—	(51)
September 30, 2022	$3,206	$(92)	$1	$3,115
See Notes to Condensed Combined Financial Statements.

NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCR Atleos Corporation (“Atleos,” the “Company,” “we,” or “our”) is an industry-leading financial technology company providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers. The Company’s comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network. Atleos is a global company that is headquartered in Atlanta, Georgia.
On September 15, 2022, NCR Voyix Corporation, formerly known as NCR Corporation (“Voyix,” “Parent,” or “NCR”), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (previously referred to as NCR Atleos or NCR ATMCo), (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos to be completed on October 16, 2023. Prior to October 16, 2023, the Company was wholly owned by NCR.

On September 27, 2023, and in connection with the Spin-off, the Company issued $1,350 million of senior secured 9.500% notes due in 2029. In addition to the senior secured notes, the Company entered into a senior secured $750 million term loan facility due in 2029 and a $500 million senior secured revolving credit facility, which was undrawn at the Spin-off date. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt. The Company used the aggregate proceeds received from the issuance of the senior secured notes and the term loan facility, as well as an additional term loan facility drawn prior to Spin-off and cash on-hand, to make a distribution payment of $3,003 million to Voyix in consideration for the net assets contributed to Atleos. Refer to Note 6, “Income Taxes”, Note 7, “Stock Compensation Plans”, Note 8, “Employee Benefit Plans”, Note 9, “Commitments and Contingencies”, and Note 16, “Subsequent Events”, for additional disclosures related to the Spin-off.

The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’s common stock to Voyix’s shareholders at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Each holder of Voyix's common stock received one share of Atleos’s common stock for every two shares of Voyix’s common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the New York Stock Exchange (“NYSE”). Following the Distribution, Voyix does not beneficially own any shares of Atleos common stock and will no longer consolidate Atleos with Voyix's financial results.

In preparation for the Spin-off, NCR transferred certain assets and liabilities to Atleos, including, but not limited to, the United States pension, postemployment, and postretirement plans. Additionally, the Company entered into agreements that provide a framework for the relationship between Atleos and Voyix, including, a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Patent and Technology Cross-License Agreement, a Trademark License and Use Agreement, a Masters Services Agreement, and a Manufacturing Services Agreement (collectively, the “Separation Agreements”). Atleos also adopted a Trade Receivable Facility agreement, various sublease agreements, and a stock compensation incentive plan in connection with the Spin-off.

Additionally, outstanding restricted stock units and stock options previously granted by NCR will be adjusted to maintain the economic value of those awards before and after the Spin-off. Generally, continuing Atleos employees will have their outstanding restricted stock units held as of the Spin-off converted solely into equivalent restricted stock units of Atleos, and any outstanding NCR restricted stock units held as of the Spin-off will be cancelled, while continuing Voyix employees will retain the number of outstanding restricted stock units held as of the Spin-off and will receive additional Voyix restricted stock units to reflect the Spin-off. Outstanding stock options at the time of the Spin-off, regardless of the holder, will be converted into stock options of both Atleos and Voyix. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-off (including former Voyix directors and certain former Voyix employees) will be converted into restricted stock units of both Atleos and Voyix.

Atleos has historically operated as a part of NCR; consequently, stand-alone financial statements have not historically been prepared. The accompanying Condensed Combined Financial Statements have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from NCR.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The accompanying Condensed Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed combined results of operations, financial position, and cash flows for each period presented. The combined results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end Condensed Combined Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with, financial statements and notes included in our audited Combined Financial Statements for the year ended December 31, 2022, included in our Form 10 (as previously referred to as NCR ATMCo), and in our information statement, which is included as Exhibit 99.1 to Atleos’s Current Report on Form 8-K that was filed with the SEC on August 15, 2023 (the “Information Statement”).
The Condensed Combined Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company has historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to the Company, including: (i) certain general and administrative expenses related to NCR support functions that are provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses have been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. All charges and allocations for facilities, functions and services performed by NCR have been deemed settled in cash by Atleos to NCR in the period in which the cost was recorded in the Condensed Combined Statements of Operations. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been for the periods presented had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. See Note 13, “Related Parties”, for further information.
NCR utilizes a centralized approach to managing its treasury operations. The cash and cash equivalents held by NCR at the corporate level are not specifically identifiable to Atleos; and therefore, have not been reflected in the Company’s Condensed Combined Balance Sheets. Cash and cash equivalents and restricted cash in the Condensed Combined Balance Sheets represent cash and cash equivalents and restricted cash held by legal entities of the Company that are specifically attributable to the Company.
NCR’s external debt and related interest expense have not been attributed to the Company for the periods presented because NCR’s borrowings are neither directly attributable to the Company nor is the Company the legal obligor of such borrowings.
All intracompany accounts and transactions within the Company have been eliminated in the preparation of the Condensed Combined Financial Statements. Transactions historically settled in cash between the Company and NCR have been reflected in the Condensed Combined Balance Sheets as Related party receivable, Related party payable, or Borrowings from related party with the aggregate net effect of these related party transactions reflected in the Condensed Combined Statements of Cash Flows as Related party receivables and payables within operating activities, Amounts advanced for or Repayments received from related party notes receivable in investing activities, or Proceeds from or payments on related party borrowings within financing activities. Other balances between the Company and NCR are considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions are recorded. The aggregate net effect of transactions between the Company and NCR that are not historically settled in cash have been reflected in the Condensed Combined Balance Sheets as Net parent investment and in the Condensed Combined Statements of Cash Flows as Net transfers from (to) Parent within financing activities. See Note 13, “Related Parties”, for further information.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
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
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing variants of the coronavirus (“COVID-19”) pandemic, macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of the pandemic, supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.
Subsequent Events The Condensed Combined Financial Statements were derived from the condensed consolidated financial statements of Voyix, which issued its interim financial statements as of and for the nine months ended September 30, 2023 on November 14, 2023. Accordingly, the Company has evaluated transactions for consideration as recognized subsequent events in these financial statements through the date of November 14, 2023. Subsequent events identified were related to the Spin-off completed on October 16, 2023, and have been outlined above and within Note 16, “Subsequent Events”.
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Combined Statements of Cash Flows is as follows:

In millions		September 30
	Balance Sheet Location	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$423	$257
Short term restricted cash	Restricted cash, current	223	240
Short term restricted cash, borrowing escrow (1)	Restricted cash, current	24	—
Long term restricted cash	Restricted cash, non-current	1	5
Long term restricted cash, borrowing escrow (1)	Restricted cash, non-current	2,059	—
Total cash, cash equivalents and restricted cash		$2,730	$502
(1)As of September 30, 2023, the net proceeds of debt issued in connection with the Spin-off, together with certain other amounts, were held in escrow pending consummation of the Spin-off, and such proceeds were included in restricted cash on the Condensed Combined Balance Sheets. Refer to Note 5, “Debt Obligations”, for additional information.
Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of September 30, 2023 and December 31, 2022.

In millions	Balance Sheet Location	September 30, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$350	$356
Non-current portion of contract liabilities	Other liabilities	$29	$31
During the nine months ended September 30, 2023, the Company recognized $257 million in revenue that was included in contract liabilities as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $229 million in revenue that was included in contract liabilities as of December 31, 2021.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.9 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months, but this is contingent upon a number of factors, including customers’ needs and schedules.
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
Allowance for Credit Losses on Accounts Receivable The allowance for credit losses as of September 30, 2023 and December 31, 2022 was $16 million and $16 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 was immaterial. The Company recorded immaterial write-offs against the reserve for the three and nine months ended September 30, 2023 and 2022.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
2. BUSINESS COMBINATIONS
Acquisition of AMS (2023)
On July 1, 2023, the Company completed its acquisition of the AMS Banking Business (“AMS”) from Altron TMT Proprietary Limited for cash consideration of approximately $1 million. The Company recorded a preliminary allocation of the purchase price to tangible assets acquired and liabilities assumed based on their estimated fair values. Adjustments to the purchase price allocation will be required, within the measurement period, once the Company is able to complete fair value assessments and additional refinement to identified identifiable intangible assets, among other items. The acquisition did not have a material impact on the Condensed Combined Financial Statements.
Acquisition of LibertyX (2022)
On January 5, 2022, the Company completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling Atleos to provide digital currency solutions, including the ability to buy and sell Bitcoin, and conduct cross-border remittance. All of the outstanding shares of LibertyX were purchased for $1 million cash consideration and approximately 1.4 million shares of NCR’s common stock at a price of $42.13 per share. Also, approximately 0.2 million outstanding unvested LibertyX option awards were converted into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. The fair value of consideration transferred to acquire LibertyX was allocated to the identifiable assets and acquired liabilities assumed based upon their estimated fair values as of the date of acquisition. The allocation of purchase price was finalized as of December 31, 2022.
Acquisition of FIS Payment Solutions (2022)
On July 1, 2022, the Company completed its acquisition of the India ATM business of FIS Payment Solutions & Services Private Limited for consideration of $19 million, of which $12 million has been paid in cash.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
3. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of September 30, 2023 and December 31, 2022 are included in the table below. Foreign currency fluctuations are included within other adjustments.

In millions	Self-Service Banking (1)	Network (2)	Total
Balance as of December 31, 2022	$254	$1,695	$1,949
Other adjustments	1	—	1
Balance as of September 30, 2023	$255	$1,695	$1,950
(1)The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
(2)The Network segment was previously referred to as the Payments & Network segment.
Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Combined Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Direct customer relationships	1 - 15	$388	$(78)	$389	$(58)
Technology-software	3 - 8	493	(170)	494	(125)
Tradenames	1 - 10	50	(30)	50	(21)
Total identifiable intangible assets		$931	$(278)	$933	$(204)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Amortization expense	$24	$25	$74	$76
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2023	2024	2025	2026	2027
Amortization expense	$26	$97	$93	$85	$77

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
4. SEGMENT INFORMATION AND CONCENTRATIONS
The Company manages and reports its operations in the following segments: Self-Service Banking, Network (previously referred to as Payments & Network), and Telecommunications & Technology (“T&T”)
•Self-Service Banking—Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer solutions to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.
•Network—Provides a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions as well as ATM management and services to retailers and other businesses.
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
Corporate includes income and expenses related to corporate functions and certain allocations from our Parent that are not specifically attributable to an individual reportable segment. Other includes certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment.
These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker (“CODM”) in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Atleos determines Adjusted EBITDA based on GAAP net income attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring costs (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.
The accounting policies used to determine the results of the operating segments are the same as those utilized for the Condensed Combined Financial Statements as a whole. Inter-segment sales and transfers are not material.
Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of September 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ended September 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Revenue by segment
Self-Service Banking	$656	$631	$1,916	$1,899
Network	335	313	944	900
T&T	49	53	148	166
Total segment revenue	1,040	997	3,008	2,965
Other (1)	27	33	85	92
Other adjustment (2)	—	—	—	9
Combined revenue	$1,067	$1,030	$3,093	$3,066

Adjusted EBITDA by segment
Self-Service Banking	$172	$140	$484	$390
Network	113	99	279	271
T&T	10	11	26	35
Total Segment Adjusted EBITDA	$295	$250	$789	$696

Total Segment Adjusted EBITDA	$295	$250	$789	$696
Less unallocated amounts
Corporate income and expenses not allocated to segments	92	61	261	204
Other income and expenses not allocated to segments	(7)	(8)	(26)	(6)
Interest expense	2	—	2	—
Related party interest expense, net	4	6	13	23
Income tax expense	147	36	195	54
Depreciation and amortization expense	38	42	108	115
Acquisition-related amortization of intangibles	24	25	74	76
Stock-based compensation expense	12	14	45	51
Separation costs	46	—	86	—
Acquisition-related costs	—	—	—	8
Transformation and restructuring	1	10	6	48
Russia operations	—	—	—	22
Pension mark-to-market adjustments	(6)	—	(6)	—
Net income attributable to Atleos	$(58)	$64	$31	$101
(1)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment.
(2)Other adjustment reflects the revenue attributable to the Company’s operations in Russia that were excluded from management's measure of revenue due to our decision to suspend sales to Russia in the first quarter of 2022 and the anticipated orderly wind down of our operations in Russia.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The following table presents the recurring revenue and all other products and services that is recognized at a point in time for Atleos:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Recurring revenue (1)	$765	$724	$2,205	$2,086
All other products and services	302	306	888	980
Total revenue	$1,067	$1,030	$3,093	$3,066
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
United States (“U.S.”)	$467	$473	$1,398	$1,377
Americas (excluding U.S.)	135	130	387	370
Europe, Middle East and Africa	341	293	940	930
Asia Pacific	124	134	368	389
Total revenue	$1,067	$1,030	$3,093	$3,066

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
5. DEBT OBLIGATIONS
The following table summarizes the Company's short-term borrowings and long-term debt:

In millions, except percentages	September 30, 2023		December 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$8	10.17%	$—	—%
Other (1)	3	7.23%	—	—%
Total short-term borrowings	$11		$—
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facility (1)	$742	10.17%	$—	—%
Revolving credit facility (1)	—	—%	—	—%
Senior Notes:
9.500% senior notes due 2029	1,350		—
Discount and deferred financing fees	(79)		—	—%
Other (1)	7	7.19%	—	—%
Total long-term borrowings	$2,020		$—
(1)Interest rates are weighted average interest rates as of September 30, 2023 and December 31, 2022.

Senior Secured Credit Facility On September 27, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with NCR Atleos Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of the Company, subsidiaries of the Company that may become party thereto as foreign borrowers (if any), the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). The Credit Agreement provides for new senior secured credit facilities in an aggregate principal amount of $2,085 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) letters of credit sub-facility in an aggregate face amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and Letters of Credit in certain agreed foreign currencies) (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”), (ii) a five-year term loan “A” facility in the aggregate principal amount of $835 million (the “Term Loan A Facility”, and the loans thereunder, the “Term A Loans”) and (iii) a five and a half-year term loan “B” facility in the aggregate principal amount of $750 million (the “Term Loan B Facility”, the loans thereunder, the “Term B Loans” and the Term Loan B Facility, together with the Term Loan A Facility and the Revolving Credit Facility, the “Credit Facilities”).
On October 16, 2023, the Escrow Issuer merged with and into the Company (the “Escrow Merger”) and the Company assumed the obligations of the Escrow Issuer under the Credit Agreement.
The Company received total proceeds of $726 million upon funding of the Term Loan B Facility, resulting in an original issue discount of $24 million that will be amortized to Interest expense over the life of the facility. As of September 30, 2023, the net proceeds of the Term Loan B Facility, together with certain other amounts (collectively, the “TLB Escrow Amounts”) were held in escrow pending consummation of the Spin-off and such proceeds are included in Restricted cash on the Condensed Combined Balance Sheets. As of September 30, 2023, the Term Loan A Facility had been committed to (the “Term Loan A Commitments”) by the lenders providing such facility, but drawings thereunder were not permitted until the effective date of the Spin-off. Additionally, as of September 30, 2023, there was no balance outstanding under the Revolving Credit Facility and no outstanding letters of credit issued under the sub-facility. As such, our borrowing capacity under our Revolving Credit Facility was $500 million at September 30, 2023.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The Term A Loans and the Revolving Loans will bear interest based on the secured overnight financing rate (“SOFR”) (or an alternative reference rate for amounts denominated in a currency other than Dollars), or, at the Company’s option, in the case of amounts denominated in Dollars, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “prime rate” and (c) the one-month SOFR rate plus 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 2.50% to 3.50% per annum for SOFR-based Term A Loans and Revolving Loans and ranging from 1.50% to 2.50% per annum for Base Rate-based Term A Loans and Revolving Loans, in each case, depending on the Company’s consolidated leverage ratio.
The Term B Loans will bear interest, at the Company’s option, at SOFR plus a margin of 4.75% per annum or the Base Rate plus a margin of 3.75% per annum.
In connection with the Credit Facilities, the Company will pay customary agency fees and a commitment fee based on the daily unused portion of the Revolving Credit Facility and ranging from 0.25% to 0.50% per annum, depending on the Company’s consolidated leverage ratio.
The outstanding principal balance of the Term Loan A Facility is required to be repaid in quarterly installments beginning on March 31, 2024, in an amount equal to (i) 1.875% of the original principal amount of the Term A Loans during the first three years and (ii) 2.50% of the original principal amount of the Term A Loans during the final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028.
The outstanding principal balance of the Term Loan B Facility is required to be repaid in quarterly installments beginning on March 31, 2024, in an amount equal to (i) 0.35% of the original principal amount of the Term B Loans during the first year, (ii) 0.875% of the original principal amount of the Term B Loans during the second year, (iii) 1.75% of the original principal amount of the Term B Loans during the third and fourth years, and (iv) 2.625% of the original principal amount of the Term B Loans thereafter. Any remaining outstanding balance will be due at maturity on April 16, 2029.
The Revolving Credit Facility is not subject to amortization and will mature on October 16, 2028.
On October 16, 2023, the obligations under the Credit Agreement, and the guarantees of those obligations, were secured by substantially all of the Company’s assets and the assets of the Company’s wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”), in each case, subject to customary exceptions and exclusions (the “Collateral”).
The Credit Agreement contains customary representations and warranties, affirmative covenants, and negative covenants. The negative covenants limit the Company and its subsidiaries’ ability to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.
The Credit Agreement also contains a financial covenant, first applicable for the quarter ended December 31, 2023, that does not permit the Company to allow its consolidated leverage ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) to exceed (i) in the case of any fiscal quarter ending on or prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.
The Credit Agreement also contains customary events of default including, among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and change of control. The occurrence of an event of default could result in the termination of commitments under the Credit Facilities, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
The Credit Agreement permits the Company to request, from time to time and subject to certain customary conditions, including obtaining commitments therefor (a) increases in any existing tranche of Term A Loans and Term B Loans, (b) the establishment of new tranches of incremental term loans and/or (c) the establishment of incremental revolving commitments, in an aggregate principal amount for all such incremental facilities, when combined with any “incremental equivalent debt”, of up to $300 million plus such amount as would not cause the Company’s consolidated leverage ratio, calculated on a pro forma basis and assuming all incremental commitments were fully drawn, to exceed 3.50 to 1.00.

Senior Secured Notes On September 27, 2023, the Escrow Issuer issued $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”) between the Escrow Issuer and Citibank, N.A., as trustee and notes collateral agent. The Notes are unconditionally guaranteed on a senior secured basis, subject to certain limitations, by the Subsidiary Guarantors that will guarantee the Credit Facilities. The Notes and related guarantees will be secured, subject to permitted liens and certain other exceptions, by first-priority liens on the Collateral (as defined above). Interest is payable on the Notes semi-annually, in arrears, at an annual rate of 9.500% on April 1 and October 1 of each year, beginning on April 1, 2024. The Notes will mature on April 1, 2029.

The Company received total proceeds of $1,333 million for the Notes, resulting in an original issue discount of $17 million, that will be amortized to Interest expense over the life of the Notes. The Company intends to use the net proceeds from the issuance of the Notes, together with borrowings under the Credit Facilities and cash on-hand, (i) to finance the payment of a cash distribution to Voyix, which Voyix used to repay a portion of its existing indebtedness, (ii) to pay fees and expenses related to the Spin-off (including, without limitation, the fees and expenses with respect to the foregoing financing arrangements) and (iii) for general corporate purposes. As of September 30, 2023, the net proceeds of the Notes were held in escrow pending consummation of the Spin-off and are included in Restricted cash on the Condensed Combined Balance Sheets. On October 16, 2023, by way of the Escrow Merger, the Company assumed the obligations of the Escrow Issuer under the Notes and the Indenture by executing a supplemental indenture thereto.

The Company has optional redemption rights of the Notes pursuant to the following:

At any time prior to October 1, 2026, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Notes with the proceeds of one or more equity offerings, at a redemption price equal to 109.500% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (i) at least 55% of the original aggregate principal amount of the Notes remains outstanding; and (ii) such redemption occurs within 180 days of the completion of such equity offering.

Additionally, prior to October 1, 2026, the Company may redeem some or all of the Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the Indenture, as of, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after October 1 of the relevant year listed below, the Company may redeem some or all of the Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2026 at a redemption price of 104.750%, 2027 at a redemption price of 102.375% and 2028 and thereafter at a redemption price of 100%.

The Indenture contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The Indenture also contains customary high yield affirmative and negative covenants, including negative covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens on, sell or otherwise dispose of assets, engage in certain fundamental corporate changes or changes to lines of business activities, make certain investments or material acquisitions, engage in sale-leaseback or hedging transactions, repurchase common stock, pay dividends or make similar distributions on capital stock, repay certain indebtedness, engage in certain affiliate transactions and enter into agreements that restrict their ability to create liens, pay dividends or make loan repayments.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATM-as-a-Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”). The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. In connection with the Spin-off, in September 2023, NCR, Cardtronics USA, Inc. and BALCAP amended the ATMaaS Facility in order to, among other things, cause the assignment by NCR of all of its ATMaaS Assets and all of its obligations under the ATMaaS Facility to Cardtronics USA, Inc. As of September 30, 2023, total debt outstanding under the financing program was $10 million with a weighted average interest rate of 7.20% and a weighted average term of 3.0 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2023 was $2,039 million. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

Guarantees of Voyix Senior Unsecured Notes On September 14, 2023, Atleos and certain domestic material subsidiaries (collectively, the “Cardtronics Guarantors”) became guarantors of the Voyix senior unsecured notes pursuant to supplemental indentures governing each series of senior unsecured notes whereby Atleos agreed to unconditionally guarantee the Voyix senior unsecured notes. As of September 30, 2023, Voyix had $3.3 billion aggregate principal amount of senior unsecured notes outstanding. On October 16, 2023, in connection with the Spin-off and Voyix’s entry into a new credit agreement, Atleos and the Cardtronics Guarantors were automatically and unconditionally released and discharged from all obligations under the indentures governing Voyix’s senior unsecured notes.
6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.

Income tax expense was $147 million for the three months ended September 30, 2023 compared to income tax expense of $36 million for the three months ended September 30, 2022. In the three months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off. In the three months ended September 30, 2022, the Company did not recognize any material discrete tax expenses or benefits.

Income tax expense was $195 million for the nine months ended September 30, 2023 compared to income tax expense of $54 million for the nine months ended September 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the nine months ended September 30, 2023, compared to the prior year. In the nine months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off. In the nine months ended September 30, 2022, the Company recognized a $4 million benefit related to uncertain tax position settlements and statute of limitation lapses.

As of September 30, 2023, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $2 million to $4 million in the next 12 months.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
7. STOCK COMPENSATION PLANS
Total stock-based compensation expense for employees who exclusively support Atleos operations was $9 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $20 million and $23 million for the nine months ended September 30, 2023 and 2022, respectively.
Total stock-based compensation expense allocated to Atleos for corporate and shared employees was $3 million and $8 million for the three months ended September 30, 2023 and 2022, respectively, and $25 million and $28 million for the nine months ended September 30, 2023 and 2022, respectively.
Stock-based compensation expense is recognized within Operating expenses in our Condensed Combined Statements of Operations, depending on the nature of the employee’s role in our operations.
The Company recorded stock-based compensation expense specific to employees who exclusively support Atleos operations as follows:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Restricted stock units	$9	$6	$20	$22
Stock options	—	—	—	1
Stock-based compensation expense	9	6	20	23
Tax expense (benefit)	(2)	(1)	(4)	(5)
Stock-based compensation expense (net of tax)	$7	$5	$16	$18

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

Approximately 50% of the market-based restricted stock units granted on December 21, 2022 and February 13, 2023 include an accelerated vesting provision if a Qualified Transaction, including a Spin-off, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on NCR's 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a Qualifying Transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $35.09 to $41.77 per unit, dependent upon the estimated timing of the transaction. In connection with the Spin-off that occurred on October 16, 2023, the accelerated vesting provision was activated as the Spin-off occurred during the performance period and will result in a minimum vesting period within one year from the grant dates of December 21, 2022 and February 13, 2023. In accordance with the provision, 50% of the market-based restricted stock units will be recognized over the adjusted service period, vesting on December 21, 2023 and February 13, 2024, at a fair value of $30.00 and $35.09, respectively.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
As of September 30, 2023, the total unrecognized compensation cost of $52 million related to unvested restricted stock grants specific to employees who exclusively support Atleos operations. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1 year.
In connection with the Spin-off, certain of the outstanding restricted stock units and stock options held by Atleos employees, as well as the strike price for the stock options, will be adjusted pursuant to a conversion ratio determined by the post Spin-off average trading price of each of Atleos and Voyix during a specified period following the Spin-off. All adjustments are made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-off.
8. EMPLOYEE BENEFIT PLANS
Pension Plans
Atleos sponsors defined benefit pension plans, including the U.S. pension plan, which no longer offers additional benefits and is closed to new participants, and international pension plans, certain of which also no longer offer additional benefits and are closed to new participants.
Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	6	—	6	2	12	2
Expected return on plan assets	(6)	—	(6)	(6)	(12)	(6)
Amortization of prior service cost	—	—	—	—	—	—
Actuarial (gain) loss	—	—	(6)	—	(6)	—
Net periodic benefit cost (income)	$—	$—	$(5)	$(3)	$(5)	$(3)
Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	6	—	16	8	22	8
Expected return on plan assets	(6)	—	(21)	(20)	(27)	(20)
Amortization of prior service cost	—	—	—	—	—	—
Actuarial (gain) loss	—	—	(6)	—	(6)	—
Net periodic benefit cost (income)	$—	$—	$(10)	$(11)	$(10)	$(11)

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by NCR. Remeasurement of all assumed plans occurred immediately prior to transfer. As a result, Pension and indemnity plan liabilities increased $468 million, and there was no material change in Prepaid pension cost, Other current liabilities, or Accumulated other comprehensive loss.

Prior to Atleos assuming these pension plans, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in these plans was reflected as though the Company participated in a multiemployer plan. As such, these Condensed Combined Financial Statements reflect an allocation of pension expense from the Parent as recorded in Operating expenses in our Condensed Combined Statements of Operations for all periods prior to September 2023. The service costs related to pension plans allocated to the Company for the three and nine months ended September 30, 2023 and 2022 were immaterial and are included in those figures above.

Employer Contribution

For the three and nine months ended September 30, 2023, the Company contributed $6 million to its U.S. pension plan. Pursuant to the Employee Matters and Separation and Distribution agreements, the Company contributed an additional $8 million to the U.S. pension plan prior to the Spin-off and will contribute an additional $136 million following the Spin-off, for a total of $150 million in 2023.

For the three and nine months ended September 30, 2023, the Company contributed $1 million and $3 million, respectively, to its international pension plans. Atleos anticipates contributing an additional $4 million to its international pension plans for a total of $7 million in 2023.

Postemployment Plan

Atleos offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with the Parent’s established postemployment benefit practices and policies. Postemployment benefits include mainly severance as well as continuation of healthcare benefits and life insurance coverage while on disability. These postemployment benefits are funded on a pay-as-you-go basis.

The service costs related to the postemployment plan for the three months ended September 30, 2023 and 2022 were $2 million and $2 million, respectively. The service costs related to the postemployment plan for the nine months ended September 30, 2023 and 2022 were $5 million and $6 million, respectively. All other components of net periodic benefit cost (income) for the periods presented are immaterial.

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed a portion of NCR’s U.S. postemployment plan liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by NCR. Remeasurement of the assumed plan occurred immediately prior to transfer. As a result, Other current liabilities increased $30 million, Postretirement and postemployment benefits liabilities increased $62 million, and there was no material change in Accumulated other comprehensive loss.

Prior to Atleos assuming a portion of this plan, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in this plan was reflected as though the Company participated in a multiemployer plan. As such, these Condensed Combined Financial Statements reflect an allocation of postemployment plan expense from the Parent as recorded in Operating expenses in our Condensed Combined Statements of Operations for all periods prior to September 2023. The service costs related to the postemployment plans allocated to the Company for the three months ended September 30, 2023 and 2022 were $1 million and $2 million, respectively, and are included in those figures above. The service costs related to the postemployment plans allocated to the Company for the nine months ended September 30, 2023 and 2022 were $4 million and $6 million, respectively, and are included in those figures above.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Employer Contributions

For the three and nine months ended September 30, 2023, Atleos contributed $2 million and $4 million, respectively, to its postemployment plan. Atleos anticipates contributing an additional $4 million to its postemployment plan for a total of $8 million in 2023. The increase in anticipated additional contributions is due to the assumption of postemployment obligations previously held by NCR.

Postretirement Plan

Atleos sponsors a U.S. postretirement benefit plan that no longer offers benefits to U.S. participants who had not reached a certain age and years of service. The plan provides medical care benefits to retirees and their eligible dependents. Non-U.S. employees are typically covered under government-sponsored programs. These postretirement benefits are funded on a pay-as-you-go basis.

All components of net periodic benefit cost (income) of the postretirement plan for the three and nine months ended September 30, 2023 and 2022 were immaterial.

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed the U.S. postretirement benefit plan liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by NCR. Remeasurement of the assumed plan occurred immediately prior to transfer. As a result, Other current liabilities increased $1 million, Postretirement and postemployment benefits liabilities increased $7 million, and Accumulated other comprehensive loss increased $1 million.

Prior to Atleos assuming this plan, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in this plan was reflected as though the Company participated in a multiemployer plan. As such, these Condensed Combined Financial Statements reflect an allocation of postretirement plan expense from the Parent as recorded in Operating expenses in our Condensed Combined Statements of Operations for all periods prior to September 2023. The service costs related to the postretirement plan allocated to the Company for the three and nine months ended September 30, 2023 and 2022 was immaterial, and are included in those figures above.

Employer Contributions

For the three and nine months ended September 30, 2023, Atleos made no contributions to its postretirement plan. Atleos anticipates contributing an additional $2 million to its postretirement plan for a total of $2 million in 2023.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
9. COMMITMENTS AND CONTINGENCIES
Atleos provides its customers with certain indemnification rights, subject to certain limitations and exceptions. Atleos agrees to defend and indemnify its customers from third-party lawsuits alleging patent or other infringement of Company solutions based on its customers' use of them. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, Atleos also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. Historically, the Company has not recorded a liability in connection with these indemnifications. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future.
In connection with the Spin-off, the Separation and Distribution Agreement provides that, subject to the terms and conditions contained in the Separation and Distribution Agreement, Voyix will transfer to Atleos, and Atleos will assume, certain liabilities, whether accrued or contingent, and whether arising prior to, at or after the Distribution, including, among others, all liabilities to the extent relating to the Atleos business and/or the Atleos assets, 50% of certain shared environmental liabilities arising from conduct prior to the Distribution if Voyix’s annual costs with respect thereto exceed $15 million, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution and liabilities relating to, arising out of or resulting from any registration statement or similar disclosure document related to the Separation (including Atleos’s Registration Statement on Form 10 initially filed with the SEC on June 26, 2023 and as further amended thereafter and declared effective on August 11, 2023, and the Information Statement). Voyix will retain all other liabilities, including, among others, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution, the first $15 million of annual costs incurred in connection with certain shared environmental liabilities arising from conduct prior to the Distribution and 50% of any such costs thereafter and all indemnification obligations to current and former Voyix directors and officers.
Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business.
10. DERIVATIVES AND HEDGING INSTRUMENTS
Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our vault cash agreements, we entered into interest rate cap agreements or interest rate swap contracts (“Interest Rate Derivatives”).
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
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
At September 30, 2023, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive loss (“AOCL”) related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in AOCL will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of September 30, 2023 and December 31, 2022, the balance in AOCL related to Interest Rate Derivatives was $81 million and $88 million, respectively.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Combined Balance Sheets:

	September 30, 2023			December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Assets:
Interest rate swap contracts	Other current assets		$20	Other current assets		$36
Interest rate swap contracts	Other assets		2	Other assets		27
Total assets		$2,000	$22		$2,423	$63

Liabilities:
Interest rate swap contracts	Other liabilities		$3	Other liabilities		$—
Total liabilities		$426	$3		$—	$—
As of September 30, 2023, the Company expects to reclassify $62 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.
Gains and losses reclassified from AOCL into the Condensed Combined Statements of Operations are recorded within Cost of services. The effects of derivative instruments on the Condensed Combined Statements of Operations and Condensed Combined Statements of Comprehensive Income were as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts	$10	$77	$48	$119
Amount of (Gain) Loss Reclassified from AOCL into the Condensed Combined Statements of Operations	$(21)	$(2)	$(57)	$1
Refer to Note 11, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Combined Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2023 and December 31, 2022, Atleos did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are set forth as follows:

	September 30, 2023
In millions	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap contracts (1)	$22	$—	$22	$—
Total assets	$22	$—	$22	$—

Liabilities:
Interest rate swap contracts (2)	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

	December 31, 2022
In millions	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap contracts (1)	$63	$—	$63	$—
Total assets	$63	$—	$63	$—

Liabilities:
Interest rate swap contracts (2)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in AOCL by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive income before reclassifications	31	—	37	68
Amounts reclassified from AOCL	—	—	(44)	(44)
Net current period other comprehensive income	31	—	(7)	24
Net transfers from Parent	—	1	—	1
Balance as of September 30, 2023	$(102)	$(17)	$81	$(38)

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2021	$(84)	$(18)	$4	$(98)
Other comprehensive loss before reclassifications	(88)	—	93	5
Amounts reclassified from AOCL	—	—	1	1
Net current period other comprehensive loss	(88)	—	94	6
Balance as of September 30, 2022	$(172)	$(18)	$98	$(92)
Reclassifications Out of AOCL

	For the three months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$(21)	$(21)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				5
Total reclassifications, net of tax				$(16)

	For the three months ended September 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$(2)	$(2)
Total before tax	$—	$—	$(2)	$(2)
Tax expense				1
Total reclassifications, net of tax				$(1)

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$(57)	$(57)
Total before tax	$—	$—	$(57)	$(57)
Tax expense				13
Total reclassifications, net of tax				$(44)

	For the nine months ended September 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Combined Statement of Operations:
Cost of services	$—	$—	$1	$1
Total before tax	$—	$—	$1	$1
Tax expense				—
Total reclassifications, net of tax				$1
13. RELATED PARTIES
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
Parent company allocations reflected in the Condensed Combined Statements of Operations are as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Cost of products	$10	$7	$25	$19
Cost of services	24	17	69	53
Selling, general and administrative expense	39	55	123	162
Research and development expense	6	2	19	9
Total allocated costs	$79	$81	$236	$243

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Trade receivables securitization
NCR participates in a trade receivables securitization program arranged by PNC Bank, National Association and various lenders. Under the securitization program, trade receivables are continuously sold as they are originated to NCR wholly-owned bankruptcy-remote special purpose entities in the U.S. and Canada (collectively, the “SPEs”). NCR accounts for transfers under these securitization arrangements as sales because full title and ownership in the underlying receivables and control of the receivables is considered transferred and its assets are not available to creditors. NCR wholly owns and therefore consolidates the SPEs in its consolidated financial statements. As the SPEs are not Atleos entities, the activities of the SPEs are not presented in our Condensed Combined Financial Statements.
Atleos receivables included within NCR’s trade receivables securitization program were $46 million and $36 million as of September 30, 2023 and December 31, 2022, respectively, and are recorded within Related party receivable, current in the Condensed Combined Balance Sheets. Additionally, transfers of Atleos receivables to the SPEs, which have been derecognized and removed from our Condensed Combined Balance Sheets at the date of transfer, were $124 million and $199 million at September 30, 2023 and December 31, 2022, respectively.
Related-party notes
Related party notes consisted of the following:

In millions	September 30, 2023	December 31, 2022
Related party notes receivable, current (1)	$18	$8
Related party notes receivable, non-current (2)	636	336
Related party notes receivable	$654	$344
Short-term borrowings from related party (3)	$121	$108
Long-term borrowings from related party	324	717
Borrowings from related party	$445	$825
(1)Included in Related party receivables, current in the Condensed Combined Balance Sheets.
(2)Included in Related party receivables, non-current in the Condensed Combined Balance Sheets.
(3)Includes $121 million and $108 million of borrowings with an interest rate of 0% as of September 30, 2023 and December 31, 2022, respectively.
Related party notes receivable
The Company has notes receivable from related parties that will be settled in cash. The weighted-average interest rate for these notes was approximately 5.7% and 3.1% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had interest receivable on these notes of $2 million and $3 million, respectively, recorded in Related party receivable, current in the Condensed Combined Balance Sheets.
The Company recognized $4 million and $1 million of interest income, for the three months ended September 30, 2023 and 2022, respectively, and $10 million and $2 million of interest income, for the nine months ended September 30, 2023 and 2022, respectively, related to these notes, which is included in Related party interest expense, net in the Condensed Combined Statements of Operations.
Related party borrowings
The Company has borrowings due to related parties that will be settled in cash. The weighted-average interest rate for these borrowings was approximately 6.3% and 3.6% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had interest payable of $3 million and $13 million, respectively, recorded in Related party payable, current in the Condensed Combined Balance Sheets.
The Company recognized $8 million and $7 million of interest expense, for the three months ended September 30, 2023 and 2022, respectively, and $23 million and $25 million of interest expense, for the nine months ended September 30, 2023 and 2022, respectively, related to these borrowings, which is included in Related party interest expense, net in the Condensed Combined Statements of Operations.

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
Net transfers from (to) Parent
The net effect of transactions between the Company and NCR are included within Net transfers from (to) Parent in the Condensed Combined Statements of Cash Flows and within Net transfers from (to) Parent in the Condensed Combined Statements of Changes in Equity. The components of Net transfers from (to) Parent are as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
General financing activities	$235	$(157)	$(11)	$302
Allocation of centralized costs	79	81	236	$243
Acquisition of businesses	1	11	1	78
Net transfers from (to) Parent - Combined Statements of Cash Flows	315	(65)	226	623
Stock based compensation expense	12	14	45	51
Net transfers from (to) Parent—Combined Statements of Changes in Equity	$327	$(51)	$271	$674
14. EARNINGS PER SHARE
On October 16, 2023, the date of Separation, 70,606,892 shares of Atleos’s Common Stock, par value $0.01 per share, were distributed to Voyix shareholders of record as of October 2, 2023, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the three and nine months ended September 30, 2023 and 2022, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of Atleos outstanding prior to the Separation.

	Three months ended September 30		Nine months ended September 30
In millions, except per share amounts	2023	2022	2023	2022
Net income attributable to Atleos common stockholders	$(58)	$64	$31	$101
Number of basic and diluted shares outstanding	70.6	70.6	70.6	70.6
Earnings per share - basic and diluted	$(0.82)	$0.91	$0.44	$1.43

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other (expense) income, net are summarized as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Foreign currency fluctuations	$(2)	$(1)	$(6)	$(3)
Employee benefit plans	7	4	12	12
Other, net	—	—	—	(9)
Total other (expense) income, net	$5	$3	$6	$—
The components of Accounts receivable are summarized as follows:

In millions	September 30, 2023	December 31, 2022
Trade	$421	$445
Other	23	26
Accounts receivable, gross	444	471
Less: allowance for credit losses	(16)	(16)
Total accounts receivable, net	$428	$455
The components of Inventories are summarized as follows:

In millions	September 30, 2023	December 31, 2022
Work in process and raw materials	$64	$59
Finished goods	95	87
Service parts	272	273
Total inventories	$431	$419

Table of Content
NCR Atleos Corporation
Notes to Condensed Combined Financial Statements (Unaudited)—(Continued)
16. SUBSEQUENT EVENTS

Distribution to Voyix On October 16, 2023, the Spin-off was achieved by means of a pro-rata distribution of all of Atleos’s common stock to Voyix’s shareholders at the close of business on the Record Date (collectively, the Distribution). Each holder of Voyix's common stock received one share of Atleos’s common stock for every two shares of Voyix’s common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the NYSE.

Separation Agreements In connection with the Spin-off, the Company entered into agreements that provide a framework for the relationship between Atleos and Voyix, including, a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Patent and Technology Cross-License Agreement, a Trademark License and Use Agreement, a Master Services Agreement, and a Manufacturing Services Agreement.

Adoption of Incentive Plans The Company adopted the following incentive plans for Atleos employees substantially concurrently with the Spin-off, (i) NCR Atleos Corporation 2023 Stock Incentive Plan, and (ii) NCR Atleos Corporation 2023 Employee Stock Purchase Plan (collectively, the “Plans”). The Plans were adopted to assume the converted stock options and RSUs held by employees of Atleos, including those held by executive officers, as a result of the Spin-off. Grants of equity awards made after the Spin-off to our executive officers and other employees will be made under the NCR Atleos Corporation 2023 Equity Incentive Plan, which became effective as of the date of the Distribution.

Financing Arrangements On September 27, 2023, the Company entered into a Credit Agreement with the Escrow Issuer, subsidiaries of the Company that may become party thereto as foreign borrowers (if any), the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). By virtue of the Escrow Merger, the Company assumed the obligations of the Escrow Issuer under the Credit Agreement providing for $2,085 million aggregate principal amount of senior secured credit facilities. As outlined in Note 5, “Debt Obligations”, as of September 30, 2023, the Term Loan A Facility had been committed to by the lenders providing such facility, but it had not been drawn upon and was not drawn until the Spin-off occurred on October 16, 2023.

The Term Loan A Facility is a five-year term loan with an aggregate principal amount of $835 million. The outstanding principal balance of the Term Loan A Facility is required to be repaid in quarterly installments beginning on March 31, 2024 in an amount equal to (i) 1.875% of the original principal amount of the Term A Loans during the first three years and (ii) 2.50% of the original principal amount of the Term A Loans during final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028.

Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt in connection with the Spin-off.

Trade Receivables Facility On October 16, 2023, Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the “Purchase Agreement”), by and among Cardtronics USA, Inc., as servicer, NCR Atleos Receivables LLC (the “U.S. SPE”), a newly-formed and wholly-owned special purpose entity, as seller, NCR Atleos Canada Receivables LP, a newly-formed special purpose entity (the “Canadian SPE”), as seller, Cardtronics Canada Holdings Inc., as servicer, PNC Bank, National Association, as administrative agent, and PNC, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (the “Purchasers”). In connection therewith, (i) Cardtronics USA, Inc. and ATM National, LLC, as sellers (collectively, the “U.S. Originators”), entered into a Purchase and Sale Agreement with the U.S. SPE (the “U.S. Sale Agreement”) and (ii) Cardtronics Canada Holdings Inc., as seller (the “Canadian Originator”), entered into a Canadian Purchase and Sale Agreement (the “Canadian Sale Agreement,” and together with the U.S. Sale Agreement, the “Sale Agreements”).
The Purchase Agreement and the Sale Agreements establish a revolving trade receivables facility (the “Trade Receivables Facility”) that provides for up to $166 million in funding based on the availability of eligible receivables and other customary factors, and the satisfaction of certain conditions. The Trade Receivables Facility has an initial term of two years, unless earlier terminated in accordance with the terms thereof, and may be extended by agreement of the parties.
Sublease Agreements The Company entered into various sublease agreements with Voyix for corporate offices including, but not limited to, NCR Headquarters in Atlanta, Georgia.

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
The Condensed Combined Financial Statements included in this information statement have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if Atleos’s operations had been conducted independently from NCR. The Condensed Combined Financial Statements have been prepared in accordance with GAAP and NCR’s historical accounting policies, by aggregating financial information from the components of Atleos and NCR’s accounting records directly attributable to Atleos.
The Condensed Combined Statements of Operations include all revenues and costs directly attributable to Atleos, including costs for facilities, functions and services used by Atleos. Atleos’s businesses have historically functioned together with the other businesses controlled by NCR. Accordingly, Atleos relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to Atleos including (i) certain general and administrative expenses related to NCR support functions that are provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses have been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if Atleos had been operated on a standalone basis for the periods presented.
Our discussion within MD&A is organized as follows:
•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Combined Statements of Operations by comparing the results for the three and nine months ended September 30, 2023 to the results for the three and nine months ended September 30, 2022.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2023.
OVERVIEW
BUSINESS OVERVIEW
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
We manage our operations in the following segments: Self-Service Banking, Network (previously referred to as Payments & Network), and T&T.
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
•Network - Provides a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions as well as ATM management and services to retailers and other businesses.
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
SPIN-OFF FROM VOYIX
On September 15, 2022, NCR Voyix Corporation, formerly known as NCR Corporation (“Voyix,” “Parent,” or “NCR”), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos to be completed on October 16, 2023.

On September 27, 2023, and in connection with the Spin-off, the Company issued $1,350 million of senior secured 9.500% notes due in 2029. In addition to the senior secured notes, the Company entered into a senior secured $750 million term loan facility due in 2029 and a $500 million senior secured credit facility, which was undrawn at the Spin-off closing date. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt. The Company used the aggregate proceeds received from the issuance of senior secured notes and the term loan facility, as well as an additional term loan facility drawn prior to Spin-off and cash on-hand, to make a distribution payment of $3,003 million to Voyix in consideration for the net assets contributed to Atleos.

The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’s common stock to Voyix's shareholders at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Each holder of Voyix's common stock received one share of Atleos’s common stock for every two shares of Voyix common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the New York Stock Exchange (“NYSE”). Following the Distribution, Voyix does not beneficially own any shares of Atleos common stock and will no longer consolidate Atleos results with any Voyix results.
In connection with the Spin-off, we expect to incur one-time separation costs, which include one-time and non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a stand-alone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee related costs, development of our brand and other matters. We expect the separation-related costs will continue through at least fiscal year 2024.

RELATIONSHIP WITH VOYIX
In connection with the Spin-off, we entered into a Separation and Distribution Agreement and various other agreements with Voyix. These agreements provide a framework for our relationship with Voyix and govern various interim and ongoing relationships between Atleos and Voyix. These agreements with Voyix are described in the section of the Information Statement titled “Certain Relationships and Related Transactions—Agreements with NCR.”
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
Additionally, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics plc (“Cardtronics”) and LibertyX to accelerate our Network business as we go to market with a more robust offering in this segment. Cardtronics is expected to accelerate our ATM-as-a-Service strategy by adding the Allpoint debit network, and LibertyX is expected to enable Atleos to provide a digital currency solutions, including the ability to buy Bitcoin and conduct cross-border remittance using Bitcoin. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all shareholders.
Cybersecurity Risk Management
Similar to most companies, Atleos and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. NCR maintains cybersecurity risk management policies and procedures, which it regularly evaluates for updates, for handling and responding to cybersecurity events. We intend to adopt similar policies. These policies and procedures include internal notifications and engagements and, as necessary, cooperation with law enforcement. Personnel involved in handling and responding to cybersecurity events periodically undertake tabletop exercises to simulate an event. NCR’s internal notification procedures include notifying the applicable NCR attorneys, which, depending on the level of severity assigned to the event, may include direct notice to, among others, NCR’s General Counsel, Chief Ethics & Compliance Officer, and Chief Privacy Officer. Company attorneys support efforts to evaluate the materiality of any incidents, determine whether notice to third parties such as customers or vendors is required, determine whether any prohibition on insider trading is appropriate, and assess whether disclosure to stockholders or governmental filings, including with the SEC, are required. NCR’s internal notification procedures also include notifying various NCR Information Technology Services managers, subject matter experts in NCR’s software department and NCR leadership, depending on the level of severity assigned to the event.
For further information on potential risks and uncertainties, see Item 1A, “Risk Factors,” of the Form 10 and Part II, Item 1A, “Risk Factors,” of this Form 10-Q, as applicable.
Impacts from Geopolitical and Macroeconomic Challenges
We continue to be exposed to macroeconomic pressures as a result of supply chain challenges, foreign currency fluctuations, and spikes in interest rates, commodity and energy prices as a result of geopolitical challenges, including those due in part to the war between Russia and Ukraine and the conflict between Israel and Hamas. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.
The recent bank failures, during the first, second and third quarters of 2023, in addition to other global macroeconomic conditions, have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.

We expect that these factors will continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of these geopolitical and macroeconomic pressures and any governmental and public actions taken in response. We continue to evaluate the long-term impact that these may have on our business model, however, there can be no assurance that the measures we have taken or will take will completely offset the negative impact.
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
Impacts from seasonality and tourism
Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of each year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually have an increase in transaction volume during the warmer summer months, aided by increased vacation and holiday travel. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volume to continue. For further information on the seasonality of our business, see the section of the Company’s Form 10 information statement titled “Business - Seasonality.”
RESULTS OF OPERATIONS
Key Strategic Financial Metrics
The following tables show our key strategic financial metrics for the three and nine months ended September 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.
Recurring revenue as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$765	$724	71.7%	70.3%	6%
All other products and services	302	306	28.3%	29.7%	(1)%
Total Revenue	$1,067	$1,030	100.0%	100.0%	4%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$2,205	$2,086	71.3%	68.0%	6%
All other products and services	888	980	28.7%	32.0%	(9)%
Total Revenue	$3,093	$3,066	100.0%	100.0%	1%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

Net income attributable to Atleos and Adjusted EBITDA as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income attributable to Atleos	$(58)	$64	(5.4)%	6.2%	(191)%
Adjusted EBITDA (2)	$210	$197	19.7%	19.1%	7%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income attributable to Atleos	$31	$101	1.0%	3.3%	(69)%
Adjusted EBITDA (2)	$554	$498	17.9%	16.2%	11%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Non-GAAP Financial Measures and Use of Certain Terms:
Non-GAAP Financial Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Atleos’s management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of performance of the Company’s ongoing business operations. Atleos determines Adjusted EBITDA based on GAAP Net income attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker (“CODM”) in evaluating segment performance and are separately delineated to reconcile back to total reported income attributable to Atleos. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Atleos management to make decisions regarding our segments and to assess our financial performance. Refer to the table below for the reconciliations of Net income attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of September 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ended September 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.
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

Adjusted EBITDA

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Net income attributable to Atleos (GAAP)	$(58)	$64	$31	$101
Interest expense	2	—	2	—
Related party interest expense, net	4	6	13	23
Income tax expense	147	36	195	54
Depreciation and amortization expense	38	42	108	115
Acquisition-related amortization of intangibles	24	25	74	76
Stock-based compensation expense	12	14	45	51
Separation costs	46	—	86	—
Acquisition-related costs	—	—	—	8
Transformation and restructuring	1	10	6	48
Pension mark-to-market adjustments	(6)	—	(6)	—
Russia operations	—	—	—	22
Adjusted EBITDA (non-GAAP)	$210	$197	$554	$498
Combined Results
The following tables show our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$252	$260	23.6%	25.2%	(3)%
Service revenue	815	770	76.4%	74.8%	6%
Total revenue	1,067	1,030	100.0%	100.0%	4%
Product gross margin	43	35	17.1%	13.5%	23%
Service gross margin	225	206	27.6%	26.8%	9%
Total gross margin	268	241	25.1%	23.4%	11%
Selling, general and administrative expenses	160	131	15.0%	12.7%	22%
Research and development expenses	17	7	1.6%	0.7%	143%
Income from operations	91	103	8.5%	10.0%	(12)%
Interest expense	(2)	—	(0.2)%	—%	100%
Related party interest expense, net	(4)	(6)	(0.4)%	(0.6)%	(33)%
Other (expense) income, net	5	3	0.5%	0.3%	67%
Income before income taxes	90	100	8.4%	9.7%	(10)%
Income tax expense	147	36	13.8%	3.5%	308%
Net income	$(57)	$64	(5.3)%	6.2%	(189)%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$748	$794	24.2%	25.9%	(6)%
Service revenue	2,345	2,272	75.8%	74.1%	3%
Total revenue	3,093	3,066	100.0%	100.0%	1%
Product gross margin	129	75	17.2%	9.4%	72%
Service gross margin	606	602	25.8%	26.5%	1%
Total gross margin	735	677	23.8%	22.1%	9%
Selling, general and administrative expenses	445	446	14.4%	14.5%	—%
Research and development expenses	54	52	1.7%	1.7%	4%
Income from operations	236	179	7.6%	5.8%	32%
Interest expense	(2)	—	(0.1)%	—%	100%
Related party interest expense, net	(13)	(23)	(0.4)%	(0.8)%	(43)%
Other (expense) income, net	6	—	0.2%	—%	100%
Income before income taxes	227	156	7.3%	5.1%	46%
Income tax expense	195	54	6.3%	1.8%	261%
Net income	$32	$102	1.0%	3.3%	(69)%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.
Revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$252	$260	23.6%	25.2%	(3)%
Service revenue	815	770	76.4%	74.8%	6%
Total revenue	$1,067	$1,030	100.0%	100.0%	4%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$748	$794	24.2%	25.9%	(6)%
Service revenue	2,345	2,272	75.8%	74.1%	3%
Total revenue	$3,093	$3,066	100.0%	100.0%	1%
Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Total revenue increased 4% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Product revenue for the three months ended September 30, 2023 decreased 3% compared to the three months ended September 30, 2022, driven by a decline in hardware revenue of approximately $7 million and software license revenue of approximately $4 million due to the continued success we are having in transitioning our Self-Service Banking business from one-time hardware and perpetual license sales into multi-year subscription revenue streams, including ATM-as-a-Service and software subscriptions. These declines were offset by an increase in Bitcoin-related revenue of approximately $3 million. Services revenue for the three months ended September 30, 2023 increased 6% compared to the prior year period due to an increase in ATM-as-a-Service revenue of $22 million and payments processing revenues of approximately $15 million as well as an increase of approximately $9 million in other software related revenues. These increases were partially offset by a decrease of $2 million in hardware maintenance and installation services, which were negatively impacted by our conversion of customers to our ATM-as-a-Service offering whereby we own the ATMs and charge per ATM for the service.
Total revenue increased 1% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Product revenue declined 6% due to a decrease of approximately $27 million in hardware revenue and $23 million in software license revenue, due to the shift in the business from one-time hardware and perpetual license to ATM-as-a-Service and software subscriptions. The decrease was offset by an increase in Bitcoin-related revenue of $8 million. Services revenue increased 3% due to an increase of approximately $59 million in ATM-as-a-Service revenue and payments processing revenue of $33 million as well as $11 million in other software-related revenues, partially offset by a decline in hardware maintenance and installation revenue of $36 million. The increase in payments processing was driven by the favorable mix of payments transactions year-over-year, while the growth in ATM-as-a-Service revenue and declines in hardware maintenance and installation revenues were due to the continued shift to our ATM-as-a-Service offering, whereby we own the ATMs and charge per ATM for the service.
Gross Margin

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$43	$35	17.1%	13.5%	23%
Service gross margin	225	206	27.6%	26.8%	9%
Total gross margin	$268	$241	25.1%	23.4%	11%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Gross margin as a percentage of revenue for the three months ended September 30, 2023 was 25.1% compared to 23.4% for the three months ended September 30, 2022. Gross margin for the three months ended September 30, 2023 included $15 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended September 30, 2022 included $3 million of transformation and restructuring costs and $15 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 25.1% to 26.5%. Following the series of geopolitical and macroeconomic challenges that had a significant impact on costs in the first and second quarters of 2022, we took action to mitigate these impacts and have had reductions in fuel, shipping costs and component parts cost compared to prior year which has improved our product and service gross margins by approximately $17 million. These improvements were partially offset in our services gross margin by increased interest rates driving $7 million of higher rental cost on our vault cash agreements.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$129	$75	17.2%	9.4%	72%
Service gross margin	606	602	25.8%	26.5%	1%
Total gross margin	$735	$677	23.8%	22.1%	9%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Gross margin as a percentage of revenue in the nine months ended September 30, 2023 was 23.8% compared to 22.1% in the nine months ended September 30, 2022. Gross margin in the nine months ended September 30, 2023 included $45 million of amortization of acquisition-related intangible assets. Gross margin for the nine months ended September 30, 2022 included $13 million of transformation and restructuring costs, $45 million of amortization of acquisition-related intangible assets, and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Excluding these items, gross margin as a percentage of revenue increased from 24.3% to 25.2%. Following the series of geopolitical and macroeconomic challenges that had a significant impact on costs in the first and second quarters of 2022, we took action to mitigate these impacts and have had reductions in fuel, shipping costs and component parts cost compared to prior year which has improved our product and service gross margins by approximately $63 million. These improvements were partially offset in our services gross margin by increased interest rates driving $41 million of higher rental cost on our vault cash agreements.
Selling, General and Administrative Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Selling, general and administrative expenses	$160	$131	15.0%	12.7%	22%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Selling, general, and administrative expenses were $160 million in the three months ended September 30, 2023, compared to $131 million in the three months ended September 30, 2022. As a percentage of revenue, selling, general and administrative expenses were 15.0% in the three months ended September 30, 2023 compared to 12.7% in the three months ended September 30, 2022. In the three months ended September 30, 2023, selling, general and administrative expenses included $1 million of transformation and restructuring costs, $9 million of amortization of acquisition-related intangible assets, and $46 million of separation-related costs. In the three months ended September 30, 2022, selling, general and administrative expenses included $6 million of transformation and restructuring costs and $10 million of amortization of acquisition-related intangible assets. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 11.2% to 9.7% due to lower people and real estate costs compared to prior year driven by cost mitigation actions implemented.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative expenses	$445	$446	14.4%	14.5%	—%
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Selling, general, and administrative expenses were $445 million in the nine months ended September 30, 2023, compared to $446 million in the nine months ended September 30, 2022. As a percentage of revenue, selling, general and administrative expenses were 14.4% in the nine months ended September 30, 2023 compared to 14.5% in the nine months ended September 30, 2022. In the nine months ended September 30, 2023, selling, general and administrative expenses included $6 million of transformation and restructuring costs, $29 million of amortization of acquisition-related intangible assets and $86 million of separation-related costs. In the nine months ended September 30, 2022, selling, general and administrative expenses included $29 million of transformation and restructuring costs, $31 million of amortization of acquisition-related intangible assets, $8 million of acquisition-related costs and $3 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 12.2% to 10.5% due to higher allocated IT infrastructure costs of $13 million in the second quarter of 2022 related to the enterprise resource planning (“ERP”) system conversion as well as lower people and real estate costs compared to prior year driven by cost mitigation actions implemented.
Research and Development Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$17	$7	1.6%	0.7%	143%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Research and development expenses were $17 million in the three months ended September 30, 2023, compared to $7 million in the three months ended September 30, 2022. As a percentage of revenue, research and development costs were 1.6% and 0.7% in the three months ended September 30, 2023 and 2022, respectively. In the three months ended September 30, 2022, research and development costs included $1 million of transformation costs. Excluding this item, research and development expenses as a percentage of revenue increased from 0.6% to 1.6% due to lower employee benefit-related costs in the third quarter of 2022.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$54	$52	1.7%	1.7%	4%
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Research and development expenses were $54 million in the nine months ended September 30, 2023, compared to $52 million in the nine months ended September 30, 2022. As a percentage of revenue, research and development costs were 1.7% and 1.7% in the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2022, research and development expenses included $6 million of transformation and restructuring costs. Excluding this item, research and development expenses as a percentage of revenue were relatively flat moving from 1.5% to 1.7%.
Interest Expense
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Interest expense was $2 million in the three and nine months ended September 30, 2023. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility entered into on September 27, 2023. The Company had no external interest expense in the three and nine months ended September 30, 2022. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt.

Related Party Interest Expense, net

	Three months ended September 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Related party interest expense, net	$(4)	$(6)	(33)%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Related party interest expense, net was $4 million in the three months ended September 30, 2023 compared to $6 million in the three months ended September 30, 2022. The decrease was related to repayment of certain related party borrowings during the period.

	Nine months ended September 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Related party interest expense, net	$(13)	$(23)	(43)%
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Related party interest expense, net was $13 million in the nine months ended September 30, 2023 compared to $23 million in the nine months ended September 30, 2022. The decrease was related to repayment of certain related party borrowings during the period.
Other (Expense) Income, net
Other (expense) income, net was income of $5 million and $3 million in the three months ended September 30, 2023 and 2022, respectively, and income of $6 million and expense of $0 million in the nine months ended September 30, 2023 and 2022, respectively, with the components reflected in the following table:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Foreign currency fluctuations	$(2)	$(1)	$(6)	$(3)
Employee benefit plans	7	4	12	12
Other, net	—	—	—	(9)
Other (expense) income, net	$5	$3	$6	$—
Income Taxes

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Income tax expense	$147	$36	$195	$54
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $147 million for the three months ended September 30, 2023 compared to $36 million for the three months ended September 30, 2022. In the three months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off. In the three months ended September 30, 2022, the Company did not recognize any material discrete tax expenses or benefits.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Income tax expense was $195 million for the nine months ended September 30, 2023 compared to income tax expense of $54 million for the nine months ended September 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the nine months ended September 30, 2023, compared to the prior year. In the nine months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off. In the nine months ended September 30, 2022, the Company recognized a $4 million benefit related to uncertain tax position settlements and statute of limitation lapses.
The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2023 or future periods.
Revenue and Adjusted EBITDA by Segment
The Company manages and reports its businesses in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (T&T). Segments are measured for profitability by the Company’s CODM based on revenue and segment Adjusted EBITDA. Refer to the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of Net income attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
The following tables show our segment revenue and Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Revenue
Self-Service Banking	$656	$631	61.5%	61.3%	4%
Network	335	313	31.4%	30.4%	7%
T&T	49	53	4.6%	5.1%	(8)%
Total segment revenue	1,040	997	97.5%	96.8%	4%
Other (2)	27	33	2.5%	3.2%	(18)%
Combined revenue	$1,067	$1,030	100.0%	100.0%	4%

Adjusted EBITDA by Segment
Self-Service Banking	$172	$140	26.2%	22.2%	23%
Network	$113	$99	33.7%	31.6%	14%
T&T	$10	$11	20.4%	20.8%	(9)%

(1)The percentage of revenue is calculated for each line item divided by total combined revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2)Other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Revenue
Self-Service Banking	$1,916	$1,899	61.9%	61.9%	1%
Network	944	900	30.5%	29.4%	5%
T&T	148	166	4.9%	5.4%	(11)%
Total segment revenue	3,008	2,965	97.3%	96.7%	1%
Other (2)	85	92	2.7%	3.0%	(8)%
Other adjustment (3)	—	9	—%	0.3%	(100)%
Combined revenue	$3,093	$3,066	100.0%	100.0%	1%

Adjusted EBITDA by Segment
Self-Service Banking	$484	$390	25.3%	20.5%	24%
Network	$279	$271	29.6%	30.1%	3%
T&T	$26	$35	17.6%	21.1%	(26)%

(1)The percentage of revenue is calculated for each line item divided by total combined revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment.
(3)Other adjustment reflects the revenue attributable to the Company’s operations in Russia for the nine months ended September 30, 2022 that were excluded from management's measure of revenue due to our announcement in the first quarter of 2022 to suspend sales and orderly wind down our operations in the country.
Segment Revenue
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Self-Service Banking revenue increased 4% and 1% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period. For the three months ended September 30, 2023, ATM-as-a-Service revenue increased by approximately $22 million compared to the prior year period. For the nine months ended September 30, 2023, ATM-as-a-Service revenue increased approximately $59 million and other software-related services revenue increased $9 million compared to the prior year period. These increases for the nine months ended September 30, 2023 were partially offset by declines in ATM hardware of $14 million, hardware maintenance and installation of $19 million, and software license revenues of $18 million compared to the prior year period. Revenue results for the periods were primarily due to the shift from non-recurring revenues to recurring ATM as-a-Service arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. Software and services revenue as a percent of total Self-Service Banking segment revenue were 70% and 69% in the three months ended September 30, 2023 and September 30, 2022, respectively.
Network revenue increased 7% and 5% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period. For the three months ended September 30, 2023, the increase in revenue was due to an approximately $15 million increase in payment processing transaction revenue driven by an increase in higher value ATM transactions and a $3 million increase in Bitcoin-related revenue. For the nine months ended September 30, 2023, the increase in revenue was due to an approximately $33 million increase in payment processing transaction revenue driven by an increase in higher value ATM transactions and an $8 million increase in Bitcoin-related revenue.
T&T revenue decreased 8% and 11% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period. The decrease for the three months ended September 30, 2023 was due to declines in hardware and maintenance service revenue. The decrease for the nine months ended September 30, 2023 was due to a non-recurring parts sale of $8 million in the first quarter of 2022 as well as a decline in maintenance service revenue.

Segment Adjusted EBITDA
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Self-Service Banking Adjusted EBITDA increased 23% and 24% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period. The margin expansion is due to improvement in component and fuel costs, particularly in ATM hardware, as well as an increase in higher margin recurring revenue streams. These improvements were partially offset by an increase in employee benefit-related costs.
Network Adjusted EBITDA increased 14% and 3% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period. The increase in Adjusted EBITDA for the three months ended September 30, 2023 compared to the prior year period was due to increases in higher margin transaction revenue and cost optimization initiatives. These improvements were partially offset by an increase in interest rates, which increased the cost of our vault cash rental obligations by $7 million compared to prior year, and employee benefit-related costs. The increase in Adjusted EBITDA for the nine months ended September 30, 2023 compared to the prior year period was due to the increase in higher margin transaction revenue described above. These improvements were partially offset by significantly higher interest rates on our vault cash agreements driving additional cost of $41 million, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.
T&T Adjusted EBITDA decreased 9% and 26% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period. The decrease in Adjusted EBITDA was driven by the decrease in revenue.
Financial Condition, Liquidity, and Capital Resources
As part of NCR, our principal sources of cash were cash generated from operations and funding from NCR as Atleos historically participated in NCR’s centralized treasury management and overall financing arrangements. Following the completion of the Spin-off on October 16, 2023, the Company's capital structure and sources of liquidity changed significantly from our historical capital structure because we are no longer part of NCR’s centralized treasury management and centralized funding programs. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.
Atleos’s management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, and plus pension contributions and settlements. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in Atleos’s existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

Summarized cash flow information for the nine months ended September 30 is as follows:

	Nine months ended September 30
In millions	2023	2022
Net cash provided by operating activities	$347	$241
Net cash used in investing activities	$(269)	$(375)
Net cash (used in) provided by financing activities	$2,129	$227
Cash provided by operating activities was $347 million in the nine months ended September 30, 2023 compared to cash provided by operating activities of $241 million in the nine months ended September 30, 2022. The increase in cash provided by operating activities of $106 million in the nine months ended September 30, 2023 was primarily driven by an increase in income before income taxes and the favorable movement in net working capital accounts of $75 million.
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’s non-GAAP measure of Adjusted free cash flow-unrestricted for the nine months ended September 30:

	Nine months ended September 30
In millions	2023	2022
Net cash provided by operating activities (GAAP)	$347	$241
Capital expenditures for property, plant and equipment	(70)	(40)
Additions to capitalized software	(15)	(30)
Change in restricted cash settlement activity	(19)	(9)
Pension contributions	9	3
Adjusted free cash flow-unrestricted (non-GAAP)	$252	$165
For the nine months ended September 30, 2023, net cash provided by operating activities increased $106 million, which contributed to a net increase in Adjusted free cash flow-unrestricted of $87 million in comparison to the nine months ended September 30, 2022. The increase in net cash provided by operating activities was offset by an increase in capital expenditures for property, plant and equipment of $30 million and an increase in the change in restricted cash settlement activity of $10 million.
Financing activities and certain other investing activities are not included in our calculation of Adjusted free cash flow-unrestricted. Financing activities for the nine months ended September 30, 2023 primarily include financing arrangements entered into in connection with the Spin-off. On September 27, 2023, the Company issued $1,350 million of senior secured 9.500% notes due in 2029. In addition to the senior secured notes, the Company entered into a senior secured $750 million Term Loan B facility due in 2029 and a $500 million senior secured revolving credit facility, which was undrawn at the Spin-off date. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt. As of September 30, 2023, the proceeds of these Spin-off related financings were held in escrow and reflected in Restricted cash on the Condensed Combined Balance Sheets. Financing activities for the nine months ended September 30, 2023 and 2022 also include short-term borrowings with, and transfers to and from, NCR, consisting of, among other things, cash transfers and changes in receivables and payables and other transactions between Atleos and NCR. See Note 13, “Related Parties”, in the Notes to Condensed Combined Financial Statements for further discussion on transactions with NCR. Other investing activities primarily include business acquisitions, divestitures and investments. During the nine months ended September 30, 2022, the payments for business acquisitions were $78 million, net of cash acquired, related to the acquisition of LibertyX completed in January of 2022.
On October 16, 2023, the Company used the aggregate proceeds received from the issuance of senior secured notes and the Term Loan B Facility, together with additional borrowings under the Credit Agreement funded on October 16, 2023, to make a distribution payment of $3,003 million to Voyix in connection with the Spin-off as consideration for the net assets contributed to Atleos. Our post Spin-off cash position will be determined in accordance with the terms of the Separation and Distribution agreement.

Employee Benefit Plans In 2023, we expect to make contributions of $7 million to our international pension plans and $8 million to our postemployment plans. In September 2023, as part of the Spin-off, Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in Accumulated other comprehensive loss, which were previously sponsored by Voyix. As of December 31, 2022, NCR’s U.S. pension plan was in an underfunded position of $407 million, and the international pension plans were in a funded position of $148 million. Pursuant to the Employee Matters and Separation and Distribution agreements, we expect to contribute approximately $136 million to the U.S. pension plan following the Distribution. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Combined Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at September 30, 2023 and December 31, 2022 were $420 million and $266 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Summary As of September 30, 2023, our cash and cash equivalents totaled $423 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A, “Risk Factors” of the Company’s Form 10 and Item 1A, of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives. However, we cannot assure that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond September 30, 2024) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
Material Cash Requirements from Contractual and Other Obligations
Other than obligations related to the financing arrangements entered into in September 2023, discussed above, there have been no significant changes in our contractual and other commercial obligations as described in our Form 10, including Atleos’s obligations pursuant to the Separation and Distribution Agreement whereby Atleos will pay Voyix for 50% of certain shared environmental liabilities arising from conduct prior to the Distribution if Voyix’s annual costs with respect thereto exceed $15 million.
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to Atleos’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our expectations of demand for our solutions and execution and the impact thereof on our financial results and our intention to focus our resources on meeting our ATM customers' needs and extending our leadership position in digital-to-physical transactions following the Spin-off. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Atleos’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
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
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness, our obligations under other financing arrangements, or required repurchase of our senior secured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and write down of the value of certain significant assets;
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

•Separation: the potential strategic benefits, synergies or opportunities expected from the separation may not be realized or may take longer to realize than expected; the potential inability to access, or reduced access, to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade; the incurrence of significant costs in connection with the separation; the potential adverse reactions to the separation by customers, suppliers, strategic partners or key personnel and potential difficulties in maintaining relationships with such persons and risks associated with third party contracts containing consent, and/or other provisions that may be triggered by the separation; unforeseen tax liabilities or changes in tax law; non-compete restrictions in the separation agreement entered into in connection with the separation; requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities; that Atleos may incur material costs and expenses as a result of the Spin-off; that Atleos has no history operating as an independent, publicly traded company, and Atleos’s historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of its future results; Atleos’s obligation to indemnify Voyix pursuant to the agreements entered into in connection with the Spin-off (including with respect to material taxes) and the risk Voyix may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the Spin-off if Voyix were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that Atleos may receive worse commercial terms from third-parties for services it presently receives from Voyix; that certain of Atleos’s executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Voyix; potential difficulties in maintaining relationships with key personnel; that Atleos will not be able to rely on the earnings, assets or cash flow of Voyix and Voyix will not provide funds to finance Atleos’s working capital or other cash requirements.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that Atleos will be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions, nor can there be any guarantee that shareholders will achieve any particular level of shareholder returns. There can be no guarantee that the separation will enhance value for shareholders, or that Atleos will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s Form 10, quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Interest Rate Risk
As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended September 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $9 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 10, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of September 30, 2023.
Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2023, we did not have any significant concentration of credit risk related to financial instruments.
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
Changes in Internal Control over Financial Reporting
In September 2023, we implemented a new enterprise resource planning (“ERP”) system that was duplicated from the ERP system of NCR. The ERP system is designed to accurately maintain our financial records used to report operating results.
Other than the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 9, “Commitments and Contingencies”, of the Notes to Condensed Combined Financial Statements in this quarterly report and is incorporated herein by reference.
Item 1A.    RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement on Form 10, initially filed on June 26, 2023 (as amended, the “Form 10”). Except as set forth below, as of the date of this report, there have been no material changes to the risk factors previously set forth under Item 1A (“Risk Factors”) of the Form 10. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risks related to achieving the expected benefits of the Company’s separation from Voyix. We may not realize the anticipated strategic, financial, operational, or other benefits from the Spin-off on October 16, 2023. We cannot predict with certainty when the benefits expected from the Spin-off will occur or the extent to which they will be achieved, or that the costs or dis-synergies of the transaction will not exceed the anticipated amounts. The Spin-off resulted in the digital commerce company and the ATM company being smaller, less diversified companies with more limited businesses concentrated in their respective industries than NCR Corporation was as a whole. As a result, the Company may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that the Company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. The Spin-off may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the Spin-off, including costs of operating as independent, publicly-traded companies that the Company will no longer be able to share with Voyix. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we could suffer a material adverse effect on the business, financial condition, results of operations, and trading price of the Company.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS*

2.1#	Separation and Distribution Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 17, 2023 (the “October 17, 2023 8-K”))

3.1	Articles of Incorporation of NCR Atleos Corporation (Exhibit 3.1 to the Company’s Current Report on 8-K dated October 10, 2023 (the “October 10, 2023 8-K”))

3.2	Bylaws of the NCR Atleos Corporation (Exhibit 3.2 to the October 10, 2023 8-K)

4.1	Indenture relating to the Notes, dated September 27, 2023, between NCR Atleos Escrow Corporation and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 27, 2023 (the “September 27, 2023 8-K”))

4.2	Form of 9.500% Senior Secured Notes due 2029 (included in Exhibit 4.1) (Exhibit 4.2 to the September 27, 2023 8-K)

10.1#	Credit Agreement, dated September 27, 2023, among NCR Atleos, LLC, NCR Atleos Escrow Corporation, the lenders party thereto, any foreign party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to the September 27, 2023 8-K)

10.2#	Transition Services Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.1 to the October 17, 2023 8-K)

10.3#	Tax Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.2 to the October 17, 2023 8-K)

10.4#	Employee Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.3 to the October 17, 2023 8-K)

10.5#	Patent and Technology Cross-License Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.4 to the October 17, 2023 8-K)

10.6#	Trademark License and Use Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.5 to the October 17, 2023 8-K)

10.7#	Master Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Cardtronics USA, Inc. (Exhibit 10.6 to the October 17, 2023 8-K)

10.8#	Manufacturing Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Terafina Software Solutions Private Limited and NCR Corporation India Private Limited. (Exhibit 10.7 to the October 17, 2023 8-K)

10.9#	Receivables Purchase Agreement, dated as of October 16, 2023, by and among NCR Atleos Receivables LLC, as seller, NCR Atleos Canada Receivables LP, as guarantor, Cardtronics USA, Inc., as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers. (Exhibit 10.8 to the October 17, 2023 8-K)

10.10#	Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Receivables LLC, as buyer, and Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators. (Exhibit 10.9 to the October 17, 2023 8-K)

10.11#	Canadian Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Canada Receivables LP, as buyer, and Cardtronics Canada Holdings Inc. and the other originators from time to time party thereto, as originators. (Exhibit 10.10 to the October 17, 2023 8-K)

10.12#	Performance Guaranty, dated as of October 16, 2023, by NCR Atleos Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent. (Exhibit 10.11 to the October 17, 2023 8-K)

10.13*	Employment Agreement, dated September 25, 2023, between Timothy C. Oliver and NCR Atleos, LLC

10.14*	Indemnification Agreement, dated October 16, 2023, between Joseph E. Reece and NCR Atleos Corporation

10.15*	Indemnification Agreement, dated October 16, 2023, between Timothy C. Oliver and NCR Atleos Corporation

10.16*	Indemnification Agreement, dated October 16, 2023, between Odilon Almeida and NCR Atleos Corporation

10.17*	Indemnification Agreement, dated October 16, 2023, between Mary Ellen Baker and NCR Atleos Corporation

10.18*	Indemnification Agreement, dated October 16, 2023, between Mark W. Begor and NCR Atleos Corporation

10.19*	Indemnification Agreement, dated October 16, 2023, between Michelle Frymire and NCR Atleos Corporation

10.20*	Indemnification Agreement, dated October 16, 2023, between Frank Natoli and NCR Atleos Corporation

10.21*	Indemnification Agreement, dated October 16, 2023, between Jeffry H. von Gillern and NCR Atleos Corporation

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed combined statements of operations for the three and nine months ended September 30, 2023 and 2022; (ii) our condensed combined statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022; (iii) our condensed combined balance sheets as of September 30, 2023 and December 31, 2022; (iv) our condensed combined statements of cash flows for the nine months ended September 30, 2023 and 2022; (v) our condensed combined statements of changes in equity for the three and nine months ended September 30, 2023 and 2022; and (vi) the notes to our condensed combined financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.
# Certain schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	November 14, 2023	By:	/s/ Paul J. Campbell
Paul J. Campbell Executive Vice President and Chief Financial Officer