Form 10-K
period 2023-12-31
NCR Atleos Corp
filed 2024-03-26
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 001-41728
NCR ATLEOS CORPORATION
(Exact name of registrant as specified in its charter)

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
Securities registered pursuant to Section 12(g) of the Act: None
________________________
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
As of June 30, 2023, the last business day of NCR Atleos Corporation’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on the New York Stock Exchange on October 17, 2023.
As of March 15, 2024, there were approximately 72.1 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Atleos Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “Atleos,” the “Company,” “we,” “us,” and “our” refer to NCR Atleos Corporation and its subsidiaries.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other materials Atleos has filed or will file with the SEC contain, or will contain, “forward-looking statements”. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. Statements that describe or relate to Atleos’ plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K include statements regarding: Atleos’ business and financial strategy; Atleos’ future plans relating to its workforce talent and diversity, equity and inclusion initiatives; expectations regarding Atleos’ cash flow generation and liquidity; our expectations of demand for our solutions and execution and the impact thereof on our financial results; Atleos’ focus on advancing our strategic growth initiatives and transforming Atleos into a software-led as a service company with a higher mix of recurring revenue streams; and our expectations of Atleos’ ability to deliver increased value to customers and stockholders. Forward-looking statements are based on Atleos’ current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Atleos’ control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” including factors relating to:

•Strategy and Technology: transforming our business model, development and introduction of new solutions; competition in the technology industry, integration of acquisitions and management of alliance activities; and our multinational operations;

•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event; including the impact of pandemics and geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities and climate change;

•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues;

•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our future indebtedness; our obligations under other future financing arrangements; or required repurchase of any notes we may issue; any lowering or withdrawal of the ratings assigned to our future debt securities by rating agencies; our pension liabilities and write down of the value of certain significant assets;

•Law and Compliance: allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations; lawsuits and other related matters; changes to cryptocurrency regulations;

•Governance: actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; and

•Separation: the failure of Atleos to achieve some or all of the expected strategic benefits, synergies or opportunities expected from the spin-off; that Atleos may incur material costs and expenses as a result of the spin-off; that Atleos has limited history operating as an independent, publicly traded company, and Atleos’ historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of its future results; Atleos’ obligation to indemnify NCR pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk NCR may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of NCR following the spin-off if NCR were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that Atleos may receive worse commercial terms from third-parties for services it presently receives from NCR; that after the spin-off, certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR; potential difficulties in maintaining relationships with key personnel; that Atleos will not be able to rely on the earnings, assets or cash flow of NCR and NCR will not provide funds to finance Atleos’ working capital or other cash requirements.

i

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made. Atleos does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

Item 1.        BUSINESS
General
General Development of the Business
NCR Atleos Corporation (“Atleos,” the “Company,” “we,” “us,” and “our”) is an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, retailers and consumers. Self-directed banking is a growing, secular trend that allows banking customers to complete transactions seamlessly between various channels. Our comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network. While we provide all our solutions on a modular basis, we have also assembled these capabilities into a turnkey, end-to-end platform which we have branded “ATM as a Service.” On October 16, 2023, we completed our Separation from NCR Corporation (now known as NCR Voyix Corporation or “Voyix” and referred to as “NCR” prior to the Separation) and launched as an independent publicly-traded company. Additional information about the Separation can be found in Note 1, “Basis of Presentation and Significant Accounting Policies”, in Part II, Item 8 of this Annual Report on Form 10-K.

As ATM technology has evolved in recent years, the substantial majority of banking transactions can now be completed at the ATM, including cash deposits, withdrawals and other account services, as well as the origination of payments transactions such as bill payments and money transfer. In addition, the development of ITMs, that utilize remote bank employees to provide customer support and servicing via interactive video, enable customers to complete more complex transactions such as account opening, card issuance and replacement and loan applications. We believe that ATMs and ITMs are increasingly the delivery channel of choice where transactions cannot be completed digitally, and for this reason, are critical to a broader strategy to provide convenient access for consumers.

The secular nature of the growth in self-directed banking is in large part responsive to how financial institutions interact with their customers and the ensuing implications to the traditional branch banking operational model. With retail banking customers increasingly receptive to engagement outside the traditional branch banking environment, financial institutions are investing in non-branch channels to foster enhanced engagement with their customers. As such, ATMs and ITMs represent an increasing share of transactions relative to the legacy branch infrastructure.

These shifts in engagement have meaningful operating implications, particularly in the face of sustained margin pressure across the banking industry. We believe that self-service banking capabilities, and self-directed banking more broadly, represent an opportunity for financial institutions to rationalize legacy branch networks and instead invest in omni-channel engagement models, often in partnership with third party providers as part of a comprehensive and more cost-effective solution.

Our solutions are designed to enable the acceleration of digital transformation through software, services, and hardware, creating meaningful operating efficiencies while offering differentiated user experiences to their end consumers. ATM and ITM channels allow financial institutions to transform the traditional branch banking model and offer a more robust, efficient, and convenient banking experience to their customers.

Our solutions also offer distinct and powerful advantages to retailers and consumers. Through our ATMs and ITMs, retailers can create everyday banking destinations within their store footprints, driving new and repeat foot traffic and increased in-store spending while reducing the high labor costs associated with maintaining in-store financial services desks. Consumers benefit from increased convenience and connectivity through proximity to our network of approximately 83,000 self-service banking terminal locations, including the Allpoint network, which we believe is the largest retail surcharge-free independent network of ATMs in the U.S.

We believe our comprehensive capabilities differentiate us in the marketplace for self-directed banking technology. Historically, banks and retailers would negotiate with a wide array of third-party technology and service providers, pairing disparate systems with internally developed technologies to assemble a disjointed self-directed banking offering. Our customers, in contrast, benefit from a comprehensive outsourced solution to a single vendor, improving the functionality and availability of a self-directed banking network and the predictability of the cost to operate.

Given the demands of our customers, we are continuing our transition to software-led solutions. Today, our software platform, which runs in the cloud and includes microservices and application programming interfaces (“APIs”) that integrate with our customers’ systems, and our ATM as a Service solutions, bring together all our capabilities and competencies to power the technology to run our customers’ self-directed banking networks, at the same time allowing us to earn a greater proportion of recurring revenues.

We have grown organically, as well as through acquisitions, to add software, services and other capabilities that complement or enhance our existing portfolio. In 2021, we completed the acquisition of Cardtronics plc (“Cardtronics”) to accelerate our ATM as a Service strategy, adding the Allpoint network to our suite of financial institution and retailer-focused payment technologies. We intend to continue pursuing opportunities to win new customers, expand our footprint and drive more transactions and foot traffic for our customers.

By delivering mission-critical solutions to a durable customer base under long term contracts, we generate diversified and largely recurring revenues across contracted software, services and predictable transactional revenue streams. We believe our scale, operational expertise and efficient use of capital, as a percentage of revenues, allows us to deliver meaningful free cash flows, with opportunities for further expansion as we pursue our growth objectives, undertake strategic acquisitions and return capital to our shareholders.

NCR Atleos Corporation’s common stock is listed on the New York Stock Exchange and trades under the symbol “NATL.”
Operating Segments
We manage our operations in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”).
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

•Network - Provides a cost-effective way for financial institutions, fintechs, neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX business gives consumers the ability to buy and sell Bitcoin.

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

Our Strategy
Our business strategy and growth roadmap is defined by the following:

•Increase transaction levels at existing locations: We believe there are opportunities to increase the number of transactions that occur at our existing ATM locations. In addition to our current initiatives that tend to drive additional transaction volumes to our ATMs, such as bank-branding and network-branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. These initiatives may include incentives to cardholders, such as coupons and rewards, which incentivize customers to visit our ATMs. We also continue to invest in data analytics to better understand our ATM usage patterns to help us identify growth opportunities.

•Win more customers and expand our footprint: We have a long history and association with branch transformation through generations of products and thousands of customers, many of whom we have served for decades. We will continue to invest in the sales and customer success teams required to win and retain new customers and expand our ATM footprint with both retailers and banks. Our targeted customer acquisition strategy varies by customer type:
◦Retail: We believe the retail channel is substantially underpenetrated and an actionable opportunity to grow our network. The value proposition through retail partnerships is multi-faceted, most importantly driving increased foot traffic and sales velocity. We are investing in initiatives to more proactively help drive traffic and marketing for our retail partners, by for instance drawing cardholders to retail ATM locations in exchange for incentives and other retail offers.
◦Bank: We will continue to invest in winning more banks and credit unions, primarily seeking to deploy our ATM as a Service model but also traditional company- and bank-owned models. Critically, we will continue to invest in our value proposition, ensuring that we allow our financial institution customers to offer a premier end-consumer experience at a material savings as compared to an internally developed ATM network.

•Invest in the FinTech channel: We intend to invest to expand relationships with fintechs and card issuers, such as reloadable stored-value debit card issuers, digital-only balances held by consumers, and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings and electronic-based accounts. Many leading fintechs and challenger digital banks and providers of consumer financial services that lack a physical branch or ATM network of their own have partnered with us to provide their customers with convenient and surcharge-free access to ATM services. We have seen strong transaction growth with this customer type, as many of these businesses promote the convenience of our Allpoint network as a value point to their customers and an integral part of their solution.

•Shift traditional ATM business to recurring ATM as a Service model: We intend to continue investing to win new ATM as a Service customers as well as convert existing customers operating under a traditional model. We estimate that the contractual ATM as a Service model doubles recurring revenue as compared to a traditional ATM hardware and maintenance contract of comparable size, expanding our total addressable market. This is because historically certain of our customers would purchase some of the components that make up our ATM as a Service offering from third-parties. By combining all of these components into one ATM as a Service offering, the Company expects to expand its opportunities and expects to capture additional revenues. With an as a service model, we have an opportunity to win incremental market share by improving the utility of our customers’ self-directed banking solutions, driving retention.

•Grow the Allpoint network: As banks reduce physical footprints and digitize existing branches, and credit unions seek to expand with limited physical points of presence, our value proposition is only magnified, and our sales pipeline reflects this secular trend. We will continue to invest in bringing financial institutions and retailers to the Allpoint network to drive high margin incremental transaction volumes while allowing us to continue to re-invest in expanding and improving the network, reinforcing our competitive advantage. We believe the addition of deposit accepting functionality in the Allpoint network significantly expands the value proposition to our customers, allowing them to offer near branch functionality in secure convenient retail locations that their customers are in every day.

•Expand Total Addressable Market through product development: We see an opportunity to expand our addressable market by extending the breadth of our capabilities. For example, we are investing to introduce cashless card access and Bitcoin capabilities, extending ATM capabilities beyond cash access and balance inquiries. As another example, we are introducing cash deposit functionality specifically targeting retailers executing prepaid reloads, billpay and other cash-to-card consumer transactions which generate substantial daily cash balances.

•International Expansion: We intend to continue investing in international expansion. As of December 31, 2023, we have ATM networks in 11 countries and service ATMs in 60 countries and, in 2023, we generated 55% of our revenue outside of the United States. We will focus our expansion and investment on high cash jurisdictions, such as Greece and other European Union countries and beyond, where we believe we have an opportunity to build Allpoint-like networks in partnership with broader, country-level banking systems.

•Select M&A: Leveraging M&A execution and implementation experiences built at NCR, we intend to continue to complement and accelerate our organic growth strategies through acquisitions. As historical operating businesses within NCR Corporation, we have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions where they can accelerate our growth objectives and are strategically and financially accretive.

Our business strategy and growth roadmap allow us to remain on the leading edge of secular trends driving self-directed banking, be efficient and have widespread availability of financial services and financial inclusion more broadly.

Products and Services
The comprehensive set of products and capabilities we deliver can be flexibly constructed into a solution to meet the needs of the customer. The flexibility of our model is well suited both for customers who are interested in a completely outsourced, turnkey solution and for those customers who prefer to integrate our products into their existing infrastructure. Our solutions consist of software, hardware, managed services, branding and the Allpoint network:
•Software: We develop, install, support and run software, which we brand as our Digital First ATM software platform, to power a modern user experience for our proprietary and third-party hardware units. Select functionality includes device management, endpoint security, ATM marketing, cash management, transaction processing, personalization and application software. We have developed our software expressly to foster the digital first strategies of customers, including the requisite flexibilities to enable seamless add-ons, upgrades, maintenance and security. We can earn revenue on a recurring, subscription basis based on multi-year contracts. Our software strategy is the driving factor behind the evolution of our financial profile to a more recurring, lower capital model.

•Hardware: We develop, assemble, distribute and maintain a variety of ATM hardware units. We can assemble and sell an ATM or ITM with or without embedding our own hardware-agnostic software. We can also repair or maintain our own units or third-party units. Our hardware products include multi-function ATMs, ITMs, cash dispensers and cash recycling ATMs. The breadth of our hardware offerings ensures that we can address the increasingly diverse use cases that financial services kiosks serve today, offering a valuable on-ramp to broader software and managed services offerings.

•Managed Services: Our managed services, including ATM as a Service solutions, help banks run their end-to-end ATM channel, including transaction processing, managing cash and cash delivery, supplies, and telecommunications as well as routine and technical maintenance. As part of this suite of services, we offer a full line of software such as multi-vendor ATM management systems software application suite and related hardware including multi-function ATMS, ITMs, thin-client ATMs, cash dispensers, and cash recycling ATMs. Additionally, we offer back office, cash management, software management, and ATM deployment, among other services.

•Branding: With Company-owned ATMs we have an opportunity to augment revenue streams through branding arrangements, specifically by attaching customer logos to our units. These bank-branding arrangements allow a financial institution to expand geographically for less than the cost of building a branch location or owning an ATM. Under these arrangements, the financial institution’s customers have fee-free access to use the bank-branded ATMs. In return, we typically receive branding fees from the financial institution while retaining our standard fee schedule for other cardholders using the bank-branded ATMs.

•Allpoint Network: We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to Allpoint, our retail-based ATM network, providing convenient and surcharge-free cash withdrawal and deposit access to end consumers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode.

The ATMs and ITMs we deploy are operated under either Company-owned, customer-owned, or partner-owned models, depending on the in-house capabilities of the customer. The majority of the kiosks we serve are ATMs, however financial institutions and retailers are increasingly looking to video teller solutions to offer more self-service options to their customers and we are well positioned to serve these needs.

In a Company-owned arrangement we place ATMs generally at well-known retailers such as Circle K, Costco, CVS, Kroger, Speedway, Target, and Walgreens. We also service and operate ATM networks on behalf of financial institutions in either a Company-owned or customer-owned model. We are typically responsible for all aspects of the ATM’s operations. This can include transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. We earn revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to cardholders’ financial institutions for processing the transactions conducted on our ATMs, or on a fixed monthly recurring fee.

In a customer-owned or partner-owned model, the bank, retail merchant or independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks while we generally provide processing only services or various managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, a fee per transaction, or a fee per service provided. Each managed service arrangement is a customized

ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other types of related services.

Sales and Marketing

We have a sales and marketing team of approximately 565 people around the globe focused on developing and managing our relationships with financial institutions and retail customers. We typically organize our sales and marketing teams by customer type across retail and financial customers. Our sales and marketing teams focus on understanding customer needs and market or competitor dynamics, product development planning and market sizing, project lifecycle management and development, and analysis to evaluate if our services are meeting customer needs. Our product lifecycle approach ensures we have high-quality products that are launched consistently in a customer-centric manner. In addition to targeting new business opportunities, our sales and marketing teams support our customer retention and growth initiatives by building and maintaining relationships with our existing customers. We maintain sales teams for each of the geographic markets in which we currently operate.

We seek to identify growth opportunities and have also worked to simplify and streamline our sales and marketing processes to maintain our high quality and consistent experience for customers.

Customers

We have built a global network and serve banks and credit unions of varying sizes in over 140 countries.

In our retail channel, we operate under long-term contracts with major national and regional merchants including convenience stores, gas stations, grocery stores, pharmacies, and other high-traffic locations. Our merchant-owned ATMs are typically deployed under arrangements with smaller independent merchants.

Competition

We believe that we are well-positioned to offer a comprehensive self-directed banking solution with our breadth of services, in-house expertise, and network of existing locations, that can leverage the economies of the physical services required to operate an ATM portfolio. However, there are several large financial services companies, equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we compete directly in this area. Our competition consists of global ATM software, services and hardware companies including Fiserv, Euronet, Cord Financial, Brinks, Hyosung, and Diebold Nixdorf. Within our Allpoint network, historically, we have competed with financial institutions and other independent ATM deployers (commonly referred to as “IADs”) for additional ATM placements, new merchant accounts, branding, and acquisitions.

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $77 million in 2023, $64 million in 2022, and $107 million in 2021. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under “Research and Development Costs,” and is incorporated herein by reference.

Intellectual Property, including Patents and Trademarks

Intellectual property is of significant importance to us. We maintain a broad portfolio of intellectual property rights, including patents, copyrights, trademarks and trade secret rights. We use intellectual property rights, nondisclosure agreements, assignment agreements and other measures to protect and establish our intellectual property rights and ownership of our intellectual property. In many cases, we own the intellectual property relevant to or used by our business, but in other cases, we obtain licenses, including in supply arrangements, to access and use other parties’ intellectual property, including that of Voyix. Although in the aggregate our intellectual property is materially important to Atleos and our business, we do not consider any single piece of technology, patent, copyright, trade secret or license to it to be of material importance to our business as a whole.

We believe we have and will continue to take reasonable measures to protect our intellectual property and build our portfolio of intellectual property rights, but we cannot be assured that any of our intellectual property rights or other intellectual property may not be challenged, found unenforceable or invalid, or used, copied, otherwise infringed or misappropriated by others. From time to time, we take actions to protect our business by asserting our intellectual property rights against third-party infringers or those who misappropriate our trade secrets.

We seek patent protection for our innovations, creations and developments, and other technology (including software) along with improvements to them, our hardware, products, services and solutions, especially where such protection is likely to provide strategic value to us. Atleos owns approximately 500 patents in the United States and various other patents in foreign countries. The foreign patents are generally counterparts of our United States patents. Many of the patents owned by Atleos are licensed to others, and Atleos is licensed under certain patents owned by others. We also have numerous patent applications pending in the United States and in foreign countries. Our portfolio of patents and patent applications is of significant value and importance to us. As appropriate, we may look to monetize our patents and certain technology and other intellectual property rights to drive additional value from our intellectual property portfolio.

We have registered, and most likely will continue to register, certain trademarks in the United States and foreign countries. We consider the “NCR Atleos” and NCR Atleos logo marks, as well as our certain other trademarks to have significant value to us. Our right to use NCR in our name and associated trademarks is licensed to us by Voyix. We expect to maintain our rights in and to the NCR Atleos and other trademark including NCR for years to come.

Seasonality

Our sales have been historically seasonal, with lower revenue in the first quarter of each year. Transaction volumes at ATMs in regions affected by strong winter weather patterns typically experience declines in volume during winter months as a result of decreases in the amount of consumer traffic through such locations. We usually see an increase in transactions in the warmer summer months, which are also aided by increased vacation and holiday travel. We expect these fluctuations in transaction volumes to continue in the future. In addition, other factors, such as a recessionary economic environment or real, or potential health emergencies such as the widespread outbreak of contagious diseases, could hinder travel, reduce the use of cash and may have a negative impact on transaction levels. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. However, with the transition of our revenue mix to comprise a higher mix of recurring software and services revenue, we expect that our sales will continue to become more linear over time.

Manufacturing and Raw Materials

In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. In the past, we have been able to obtain an adequate supply of raw materials and components for virtually all materials used in the production process. We currently believe we have adequate resources of raw materials and components and that our portfolio of vendors providing services and producing parts has the resources and facilities to overcome most unforeseen interruptions of supply.
Atleos leverages a global network of internal and third-party partner facilities to manufacture its products. As of December 31, 2023, our primary internal manufacturing facility is in Chennai, India and we leverage additional partner facilities located in Budapest, Hungary, and Chihuahua, Mexico.
Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Business Operations,” and is incorporated herein by reference.
Backlog

Backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, we may allow some orders to be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of product revenue derived from term-based software license arrangements that include customer termination rights and services revenue that is recurring or transaction based business, for which backlog information has not historically been measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on remaining performance obligations.

Risk Management

Oversight. Atleos is committed to a strong oversight mechanism of material risks. The Atleos Board has oversight of executive management’s responsibilities to design, implement and maintain an effective enterprise risk management (“ERM”) framework for our overall operational, information security, strategic, reputational, technology, sustainability, and other risks, including matters relating to, environment, health and safety, business continuity planning (“BCP”), third-party risk management (“TPRM”), and the security of our personnel and physical assets. Atleos’ management will be responsible for developing and managing formal programs designed to identify, assess and respond to material and emerging risks and opportunities that may impact the achievement of Atleos’ strategic objectives. In particular, the Audit Committee will assist the Atleos Board in its oversight of risk management.

Our Chief Risk Officer has primary oversight for the Company’s ERM programs, including BCP and TPRM, details of which are reported to the Audit Committee. Atleos’ ERM programs support the Company’s strategic objectives and corporate governance responsibilities. The ERM programs include the following primary objectives:

•Establish a standard risk framework and supporting policies and processes to identify, assess, respond to, and report on business risks and opportunities
•Establish clear roles and responsibilities in support of the Company’s risk management activities
•Ensure appropriate independent oversight of business risks and opportunities and the impacts of related business decisions on the Company’s risk profiles and tolerances
•Ensure appropriate communication and reporting of business risks and opportunities including related response strategies and controls to Atleos’ executive leadership and Board
•Provide relevant training to executives, managers and employees.

In addition to the Chief Risk Officer, our Chief Compliance Officer has a direct channel to the Board. Our Chief Compliance Officer is responsible for oversight of compliance with local regulatory and business-specific requirements including those related to anti-money laundering (AML) and anti-bribery/anti-corruption (ABAC) laws globally. Additionally, our Chief Compliance Officer oversees investigations pertaining to fraud, conflicts of interest, violations of laws, and other similar matters, and reports on those activities to one or more Committees of the Board. All of these channels to the Board are designed to prevent risks and initiatives from being siloed into one channel and provide a clear and accurate picture of the Company’s evolving risk landscape.

Business Ethics and Integrity. Our Code of Conduct sets forth standards designed to uphold our values and foster integrity in our relationships with one another and our valued stakeholders. Our Code of Conduct is available at https://www.ncratleos.com/corporate-governance-docs/ncr-atleos_atleos-code-of-conduct.pdf.

Everyone at Atleos is required to annually take our Code of Conduct training, available in 16 languages. Training is revised annually, taking into account the prior year’s compliance matters and the Company’s compliance risks. Our Ethics and Compliance Program is responsible for managing the Company’s adherence to the Code of Conduct.

Data Protection, Privacy and Security. At Atleos, we are proud of our data protection, cybersecurity, and privacy programs. These initiatives receive oversight from the Audit Committee, as well as several members of our Executive Leadership Team including the Chief Operating Officer, General Counsel, Chief Security & Cash Operations Officer, and Chief Information & Technology Officer. Atleos’ Chief Security & Cash Operations Officer, Chief Information & Technology Officer and Chief Privacy Officer are responsible for management of these programs. Additional support is provided by our Chief Risk Officer and our Chief Compliance Officer.

Atleos supports appropriate privacy protections for those with whom we interact. We foster a culture that values the privacy rights of individuals. Under the direction of Atleos’ Chief Privacy Officer, the program offers thought leadership, advice and guidance on privacy practices such as: complying with privacy laws and regulations; designing solutions with privacy in mind; implementing contracts governing intracompany activities; minimizing the collection of data; providing meaningful notice and choice; and safeguarding information. The program is supported by a privacy attorney, privacy program managers within the business, and data protection officers in various locations internationally. Many of these privacy professionals have industry recognized privacy certifications from the International Association of Privacy Professionals.

Under the direction of Atleos’ Chief Security & Cash Operations Officer, the Global Information Security organization is responsible for implementing and maintaining an information security program with the goal to protect information technology resources and protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets. Also, we employ various information technology and protection methods designed to promote data security including firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption.

To further our commitment to data privacy and cybersecurity:
•Atleos maintains the ISO 27001 certification for certain locations throughout the United States, Europe, and India
•Third-party audits for PCI-DSS, PA-DSS and SSAE-18 SOC2 are conducted for certain service offerings
•Atleos maintains a robust information security awareness and training program. Employees and contingent workers are required to complete training within 30 days of hire, as well as an annual refresher course. Additionally, Atleos performs regular testing to help ensure employees can identify email “phishing” attacks
•Atleos’ corporate insurance policies include certain information security risk policies that cover network security, privacy and cyber events
•Our Atleos Privacy Policy can be found on the Company website for further viewing at https://www.ncratleos.com/privacy

Environmental Management. We are committed to managing our environmental footprint and protecting the global communities in which we operate. We strive to minimize the environmental impact of our products and operations while also delivering innovative technologies and solutions designed to support businesses and consumers in their efforts to operate responsibly. For example, Atleos uses remote sensing technology to solve customer equipment issues, which reduces the number of maintenance visits and reduces our carbon footprint. We complete the annual CDP climate change questionnaire and evaluate our environmental management progress annually to better understand our areas of opportunity to make a true impact.

Product Innovation and Management. Delivering solutions and services that provide value to our customers in an environmentally responsible way is critical to Atleos’ ongoing success. As such, we strive to develop and recycle our products in a responsible way. One example of how we are already doing this is that certain of our applications, such as Intelligent Deposit and Self-Service Diagnostic Gateway (SSDG), enable our SelfServ ATM customers to better manage an increasing volume of transactions and related maintenance activities – cutting down on costs, fuel and materials required to operate and maintain their ATMs throughout the lifecycle.

Supplier Responsibility. We believe in creating positive change responsibly, and our supplier partners play a critical role in bringing that vision to life. We not only expect high quality products and services from our suppliers, we also expect them to conduct their businesses consistent with our Supplier Code of Conduct. Our Supplier Code of Conduct, available at https://www.ncratleos.com/suppliers/manuals-forms-and-templates, sets forth our expectation that our suppliers will meet ethical standards consistent with Atleos’ Code of Conduct and policies.

As part of our overall ERM approach, our TPRM program is designed to enable proper risk identification and oversight of Atleos’ vendors and includes the following objectives:
•Perform risk-based segmentation and prioritization of all existing and new Atleos vendors
•Perform sanctions screenings on all vendors and anti-bribery, anti-corruption (“ABAC”) screenings on applicable vendors
•Perform extended due diligence on identified high risk vendors to include responsible sourcing, business continuity, information security, data privacy, and other reviews as applicable
•Perform Financial Risk Assessment on identified high risk vendors

Additionally we take a risk-based approach to supply chain due diligence. We engage with the majority of our largest suppliers on a quarterly basis to identify potential risk exposure. As part of our supplier partner onboarding process, supplier partners are required to certify compliance with International Electrotechnical Commission 62474 standards. Atleos requires its supplier partners to maintain compliance with the Restriction of Hazardous Substances (RoHS) Directive, Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation, and other applicable regulations.

Human Capital Resources

On December 31, 2023, Atleos had approximately 20,000 employees worldwide. Given the multinational nature of our business, we monitor our global employment footprint. As of December 31, 2023, our employees by geographic region included approximately: 25% in the Asia Pacific region; 39% in the Europe, Middle East and Africa region; 18% in the Americas, excluding the United States; and 18% in the United States. Atleos prioritizes investment and focus on its human capital resources.

Our current roadmap for future programs to invest in our people includes:
•Upskilling talent in software and sales to enable the workforce of the future
•Developing an employee value proposition and brand strategy
•Focusing on internal talent mobility to develop and retain recent hires, including university hires
•Reimagining the onboarding experience to help set up all new hires for success
•Driving employee engagement at regional and site levels

Diversity, Equity and Inclusion (DE&I). At Atleos, we believe diversity is a fact, and inclusion is an act. A diverse workforce not only promotes a culture of inclusiveness but ensures that various perspectives are expressed, leading to greater creativity and productivity. A diverse workforce will also improve our customer relationships, as the culture of inclusiveness we foster helps our employees understand the nuances of the markets in which we operate. We believe in the power and value of diversity and strive to build a globally inclusive workplace where all people are treated fairly. We seek to include everyone, lead with empathy, and make our communities better.

We have been hard at work reviewing our DE&I policies, practices and programs to identify opportunities for new inclusive initiatives. Building upon NCR’s initiative and progress in DE&I, we expect to support the identification of opportunities for new inclusive initiatives, which may include:
•A Business Resource Group program to boost engagement and increase opportunities for professional development and networking and to acknowledge employees demonstrating diversity, equity, inclusion and allyship
•Launching a university diversity network to attract, hire, and grow diverse talent
•Structuring and deploying a council focused on global inclusion with the mission to inspire action that attracts, develops and retains top diverse talent and fosters an inclusive work environment

Diversity by the numbers

56	19%	39%	29%
countries in which approximately 20,000 of our employees reside	of our global workforce self-identify as women	of our U.S. workforce self-identify as ethnically and/or racially diverse	of our U.S. management positions are held by people who self-identify as women
* Based on data as of December 31, 2023, for NCR Atleos Corporation and its subsidiaries.

Government Regulations

We are subject to a variety of evolving government laws and regulations, including those related to environmental protection, in the various jurisdictions in which we operate or our products are sold, or where our offerings are used, including, for example, privacy and data protection laws, regulations and directives, and anti-corruption laws such as the United States Foreign Corrupt Practices Act and United Kingdom Bribery Act. In addition, though not material to our business taken as a whole, certain parts of our operating segments are subject to industry-specific laws and regulations. For example, the ATM business is subject to the Electronic Fund Transfer Act which governs the rights, obligations and liabilities of participants in Electronic Fund Transfer Systems (including ATMs); portions of our payments-related business are subject to or contractually obligated to comply with certain anti-money laundering laws and regulations such as the Bank Secrecy Act and their international counterparts; portions of certain businesses are customer-facing and may be subject to certain consumer protection requirements such as oversight by the CFPB and FTC and similar state or foreign agencies in the jurisdictions where they operate; and portions of certain businesses are subject to a number of foreign, federal and state licensing requirements including money transmission, money services and virtual currency, which may be subject to regulatory changes in the future in the jurisdictions where they operate.

With respect to our LibertyX and LibertyPay businesses, the Company is subject to a number of specific government laws and regulations. As a Bitcoin reseller, the LibertyX business must obtain a money transmitter license in those states that have deemed the direct sale of Bitcoin to be “money transmission” as defined in their state money transmitter regulations. Additionally, we must obtain a virtual currency license in New York and Louisiana as those states have developed a specific license for companies that engage in virtual currency business activity. As a crossborder money remitter, LibertyPay must obtain a money transmitter license in each state where it originates transactions. Presently, we believe the LibertyX and LibertyPay businesses have all of the licenses necessary in the jurisdictions in which they operate, although it is always possible new licenses will be required given the evolving nature of regulation in this space. As money service businesses, the LibertyX and LibertyPay businesses must register with Financial Crimes Enforcement Network and comply with federal anti-money laundering regulations, including the Bank Secrecy Act, the USA Patriot Act, and Office of Foreign Assets Control (“OFAC”) regulations. The businesses are required to maintain customer identification and transaction monitoring programs, including, but not limited to, collection and verification of know your customer (“KYC”) information, OFAC and politically exposed person (“PEP”) screening, customer due diligence / enhanced due diligence (“CDD/EDD”) processes, and currency transaction records (“CTR”) and suspicious activity report (“SAR”) filings. LibertyX and LibertyPay must also comply with the consumer protection regulations under 12 CFR Part 1005 (Regulation E). Our LibertyX and LibertyPay businesses are subject to evolving regulations as a provider of Bitcoin-related solutions. We monitor these developments closely, but they could result in changes to our businesses. In particular, on December 21, 2022, a new law was passed in Brazil (Law n. 14.478) to regulate virtual asset service providers (“VASPs”), including those operating in the foreign exchange market, which could encompass the LibertyPay business’ activities in Brazil. On June 13, 2023, Presidential Decree n. 11.563 in Brazil determined that the Central Bank of Brazil (“BCB”) will be the primary regulator of VASPs. The BCB has not yet issued the relevant rules and regulations for VASPs under the new law. Once released, these rules and regulations could require changes to the business model and operations of the LibertyPay business, and we could be required to apply for new licenses in Brazil to continue the operations of the LibertyPay business there.

Although we do not currently expect that compliance with government laws and regulations, including environmental regulations and those designated to address climate risk, will have a material effect upon the capital expenditures, cash flow, financial condition, earnings and competitive position of us or our segments, it is possible that such compliance could have a material adverse impact on our capital expenditures, cash flow, financial condition, earnings or competitive position, including, but, not limited to, as our Self-Service Banking, Network or T&T businesses grow or change as we continue to implement our business strategy. Further, while we do not currently expect to incur material capital expenditures related to compliance with such laws and regulations, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Kalamazoo River matter, is reported in Item 8 of Part II of this Report as part of Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with governmental laws and regulations is also included in Item 1A of this Report and is incorporated herein by reference.

Information about our Executive Officers
The Executive Officers of Atleos (as of March 26, 2024) are as follows:

Name	Age	Position and Offices Held
Timothy C. Oliver	55	President and Chief Executive Officer
Paul J. Campbell	55	Executive Vice President and Chief Financial Officer
Stuart Mackinnon	52	Executive Vice President and Chief Operating Officer
LaShawne Meriwether	50	Executive Vice President and Chief Human Resources Officer
Ricardo J. Nuñez	59	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Andrew R. Duvall	46	Chief Accounting Officer

Set forth below is a description of the background of each of the Executive Officers.
Timothy (Tim) C. Oliver is the President and Chief Executive Officer of Atleos, a position he has held since October 16, 2023. Most recently, Tim served as Chief Financial Officer for NCR, from July 13, 2020 to October 16, 2023, and was responsible for all aspects of its financial stewardship, compliance and balance sheet management, working with the investor community and partnering with the business units to ensure customer success and profitability. Mr. Oliver served as President and Chief Financial Officer of Spring Window Fashions, LLC, a consumer goods company, and a member of the company’s leadership team from 2019 to July of 2020. In this role he focused on, among other things, aligning the company’s business portfolio and growth initiatives with its finance strategy. From 2011 to 2019, he served as Chief Financial Officer of the Goldstein Group Inc. (GGI), a privately held conglomerate, and President and Chief Financial Officer of its subsidiary, Alter Trading Corporation (Alter), a privately held metal recycler and broker company. Mr. Oliver also served as President during the last three months in his role at Alter. Before joining GGI and Alter, he was the Senior Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc., a publicly held technology company (now SunEdison, Inc.), from 2009 to 2011, and Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc., a publicly held bank technology processing company, from 2007 to 2009. He also previously served as Vice President and Treasurer of Rockwell Automation, Inc. (Rockwell Automation), an industrial automation and digital transformation company, from 2005 to 2007. Before joining Rockwell Automation, he was Vice President for Investor Relations and Financial Planning at Raytheon Company. Mr. Oliver became a director of Atleos on October 16, 2023.

Paul J. Campbell is the Executive Vice President and Chief Financial Officer for Atleos, a position he has held since October 16, 2023. Most recently, Mr. Campbell served as Vice President of Finance for NCR, from 2019 to October 16, 2023. In his role at NCR, Mr. Campbell was responsible for supporting its self-service banking, digital banking, payments, and product services in finance. He also participated in strategic review processes and external reviews as well as drove business improvements. He also supported key acquisitions and integration. Mr. Campbell joined NCR in 1989 and has provided over thirty years of financial leadership and executive business support to NCR, including many extensive assignments overseas. He initially performed internal process audits in the United Kingdom, then later served as a controller for NCR’s businesses in China and then later in Australia. Additionally, he previously served as the Sales Finance CFO for NCR’s Asia Pacific Sales for many years. Mr. Campbell is a qualified member of the Charter Institute of Management Accountants.

Stuart Mackinnon is the Executive Vice President and Chief Operating Officer of Atleos, a position he has held since October 16, 2023. Most recently, Mr. Mackinnon served as the Executive Vice President of Network Global Technology of NCR, a role he held from August 2021 to October 16, 2023. As Executive Vice President of Network Global Technology of NCR, Mr. Mackinnon was responsible for the strategy and implementation of NCR’s global ATM technology and operations, including ensuring around-the-clock operational status, performance monitoring, cash management, technical and call center support, and field operations. He was directly responsible for developing innovative technology solutions with a focus on efficiency and service. Before joining NCR in June 2021 in connection with the acquisition of Cardtronics, Mr. Mackinnon served as Executive Vice President of Technology and Chief Information Officer at Cardtronics, in which position he continued to serve through August 2021. He joined Cardtronics after the company acquired Columbus Data Services, the largest ATM processor in North America, where he held the position of President for five years. Mr. Mackinnon has also held senior technology roles at Threshold Financial Technologies and Choice Hotels in Canada.

LaShawne Meriwether is the Executive Vice President and Chief Human Resources Officer of Atleos, a position she has held since October 16, 2023. In her role as Chief Human Resources Officer for Atleos, she is responsible for all aspects of human resources including the acquisition and development of talent, compensation and benefits programs and employee and labor relations. Before joining Atleos, Ms. Meriwether served as the Chief Human Resources Officer for Jabil where she spent four years in various positions including leading human resources for a large business segment and leading global talent prior to be appointed to the Chief Human Resources Officer role. Before joining Jabil, she led Total Rewards for several companies including Exterran, Timberland, Tyco Electronics Products & Services and C&S Wholesale Grocers. She began her HR career with NCR Corporation in Dayton, Ohio in a compensation role where she was sent on an international assignment to lead C&B for the UK. Ms. Meriwether specializes in the tactics of future-proofing organizations through hands-on talent management strategies.

Ricardo J. Nuñez is the Executive Vice President, General Counsel, Secretary and Chief Compliance Officer of Atleos, a position he has held since October 16, 2023. Mr. Nunez was hired by NCR pre-separation on September 18, 2023. Prior to joining NCR, Mr. Nuñez served as Chief Legal Officer, Chief Compliance Officer and Corporate Secretary of Mativ Holdings, Inc. (formerly SWM International, Inc.) from November 2016 to September 2023, where he led the legal team for the spin-off of Mativ’s Engineered Papers business, its acquisition of Scapa and SWM’s merger and subsequent rebranding with Neenah Paper. He previously served as General Counsel, Corporate Secretary and Chief Compliance Officer of HD Supply, Inc., a spin-off from The Home Depot — the subsequent Initial Public Offering of which he co-led.

Andrew R. DuVall is the Chief Accounting Officer of Atleos, a position he has held since October 16, 2023. Prior to the separation of Atleos from NCR on October 16, 2023, he served as the Vice President, Assistant Controller, of NCR from June of 2021 through September of 2023. From 2019 to 2021 he was the Executive Director of Financial Planning and Analysis for the Banking Software Business. Mr. Duvall Joined NCR in 2012 and held various roles including the Corporate Revenue Controller and Americas Region Controller. Mr. Duvall began his career at PricewaterhouseCoopers (“PwC”) and spent 12 years in various positions on software and technology clients including 3 years as a Senior Manager on PwC’s largest client in Finland. He completed his undergraduate studies at Mercer University and graduated with his Master in Accountancy from USC Marshall School of Business. He is a registered Certified Public Accountant (CPA) in the State of Georgia.

Available Information
Atleos makes available through its website at http://investor.ncratleos.com, free of charge, the reports it files with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC also maintains a website (http://www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. Atleos will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement), portions of which are incorporated herein by reference. Atleos also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR Atleos—Investor Relations
864 Spring Street NW
Atlanta, GA 30308
Phone: 800-255-5627
E-Mail: investor.relations@ncratleos.com
Website: http://investor.ncratleos.com

Atleos’ website, www.ncratleos.com, contains a significant amount of information about Atleos, including financial and other information for investors. Atleos encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time. The contents of Atleos’ website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Exchange Act.

Item 1A.    RISK FACTORS

The risks and uncertainties described below could materially and adversely impact our business, financial condition, results of operations, could cause actual results to differ materially from our expectations and projections, and could cause the market value of our stock to decline. You should consider these risk factors when evaluating us and our common stock and when reading the rest of this Annual Report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this document. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

RISK FACTOR SUMMARY

The following is a summary of the risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Associated with our Strategy & Technology
•If we are unsuccessful in transforming our business model, our results could be negatively impacted.
•If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results may be impacted.
•If we do not compete effectively within the technology industry, we will not be successful.
•If we do not successfully integrate acquisitions, we may not drive future growth.
•Our multinational operations, including in new and emerging markets, expose us to business and legal risks.

Risks Associated with our Business & Operations
•Our business may be negatively affected by domestic and global economic and credit conditions.
•We are subject to significant risks and uncertainties from the payments-related business and industry.
•We maintain a significant amount of vault cash, which is necessary to operate our business, involves risk of loss and is subject to cost fluctuations based on interest rate movements.
•If we do not retain key employees, or attract quality new employees, we may not meet our objectives.
•Defects, errors, installation difficulties or development delays could negatively impact our business.
•If third party suppliers upon which we rely are not able to fulfill our needs, our ability to timely bring products to market could be affected.
•A major natural disaster or catastrophic event could have a materially adverse effect on our business.
•Our historical and ongoing manufacturing activities subject us to environmental exposures.
•Climate change could negatively impact our business long-term.
•Data protection, cybersecurity and data privacy issues could adversely impact our business.

Risks Associated with our Finance & Accounting
•We incurred significant indebtedness in connection with the spin-off, and the degree to which we are leveraged following completion of the distribution may materially and adversely impact our business, financial condition and results of operations.
•The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations.
•Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness.
•If we are unable to continue to access or renew financing sources and obtain capital, our ability to maintain and grow our business may be impaired.
•Our cash flows may be insufficient to service our indebtedness, and if we are unable to satisfy our obligations, we may be required to seek other financing alternatives, which may not be successful.
•The agreements governing certain of our indebtedness are expected to provide that our borrowings will bear interest at a variable rate which would subject us to interest rate risk.
•The terms governing our trade receivables facility, and obligations to remit collections on the sold receivables could restrict or otherwise limit our financial and business operations.
•A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future capital costs and reduce our access to capital.
•Our pension liabilities could adversely affect our liquidity and financial condition.
•We may be required to write down the value of certain assets, adversely affecting our operating results.

Risks Associated with Law & Compliance
•Failure to protect intellectual property, may have an adverse effect on our business.
•Changes to our tax rates and additional income tax liabilities could impact profitability.
•We face uncertainties with regard to regulations, lawsuits and other related matters.
•Changes to cryptocurrency regulations could impact profitability.

Risks Associated with the Spin-Off
•Atleos may not achieve some or all the expected benefits of the spin-off.
•If, Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, the reliability of Atleos’ financial statements may be questioned and Atleos’ stock price may suffer.
•Atleos has limited history operating as an independent, publicly traded company, and Atleos’ historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of its future results.
•NCR may fail to perform under various transaction agreements that were executed as a part of the spin-off or Atleos may fail to have necessary systems and services in place when NCR is no longer obligated to provide services under the various agreements.
•Under applicable tax law, Atleos may be liable for certain tax liabilities of NCR following the spin-off if NCR were to fail to pay such taxes.
•In connection with the spin-off, NCR has and will indemnify Atleos for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Atleos against the full amount of such liabilities, or that NCR’s ability to satisfy its indemnification obligation will not be impaired in the future.
•In connection with our separation Atleos has and will assume, and indemnify NCR for, certain liabilities. If we are required to make payments pursuant to these indemnities to NCR, we would need to meet those obligations and our financial results could be adversely impacted.
•If the distribution of shares of Atleos, together with certain related transactions, does not qualify as a reorganization within the meaning of sections 368(a)(1)(D) and 355 of the IRS Code that is generally tax-free for U.S. federal income tax purposes, you and NCR could be subject to significant U.S. federal income tax liability and, in certain circumstances, Atleos could be required to indemnify NCR for material taxes pursuant to indemnification obligations under the tax matters agreement.
•To preserve the tax-free treatment to NCR and its stockholders of the distribution and certain related transactions, under the tax matters agreement, Atleos is restricted from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and such related transactions.
•The spin-off and related internal restructuring transactions may expose Atleos to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
•Certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR.
•Some contracts and other assets transferred or assigned from NCR or its affiliates to Atleos in connection with Atleos’ spin-off from NCR may require the consent of a third party. If such consent is not given, Atleos may not be entitled to the benefit of such contracts and other assets in the future, which could adversely impact Atleos’ financial condition and future results of operations.
•After the distribution, Atleos is not able to rely on the earnings, assets or cash flow of NCR and NCR will not provide funds to finance Atleos’ working capital or other cash requirements, which may impact the margins charged to Atleos on debt financings, the amount of indebtedness, types of financing structures and debt markets that may be available, and Atleos’ ability to make payments on and to refinance any debt.

Risks Associated with Atleos Common Stock
•Atleos cannot be certain that an active trading market for its common stock will be sustained and Atleos’ stock price may fluctuate significantly.
•Any sales of substantial amounts of shares of Atleos common stock in the public market or the perception that such sales might occur, may cause the market price of Atleos common stock to decline.
•Atleos cannot guarantee the timing, amount or payment of dividends on its common stock.
•Your percentage of ownership in Atleos may be diluted in the future.
•Certain provisions in Atleos’ charter and bylaws, and of Maryland law, may prevent or delay an acquisition of Atleos, which could decrease the trading price of the common stock.
•Atleos’ bylaws contains an exclusive forum provision that could limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against Atleos and any of our directors, officers or other employees.
•We may be subject to actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

STRATEGY AND TECHNOLOGY

If we are unsuccessful in growing our business, our operating results could be adversely impacted.

In recent years, we have shifted our business model to become a software- and services-led enterprise provider, focusing on increased software and services revenue, as well as recurring revenue, to enable Atleos to become an as-a-Service company. Activating our strategy to create ATM as a Service could adversely impact our revenue and margin as we shift toward increasing recurring revenue. We expect to continue to spend and may increase our capital expenditures to support our shift to ATM as a Service with the focus on our strategic growth platforms, which are the offerings with the highest growth potential to accelerate the shift. Our success depends on the return on investment generated from the capital expenditures and our ability to continue to execute these strategies, while improving the Company’s cost structure. Successful execution of our strategy and the businesses associated with the strategic growth platforms depends on a number of different factors including, among others, developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; successfully expanding the payment processing market; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; improving our service performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; integrating, and developing and supporting software gained through acquisitions. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing software and services and expanding our customer base at the rate that we anticipate, implementing and managing these various initiatives and minimizing any resulting loss in productivity, or if the costs to complete these initiatives is higher than anticipated, we may not meet our growth and gross margin projections or expectations, and operating results could be adversely impacted.

If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results may be impacted.

The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. We expect to continue to spend and may increase our capital expenditures and allocate these expenditures primarily to our strategic growth platforms. In addition, certain of our solutions, including our cloud solutions, may require us to build, lease or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. In addition, our success may be impacted by safety and security technology and industry standards. We may not be able to anticipate our customers’ needs and technological and industry trends accurately, or to complete development of new solutions efficiently. In addition, contract terms, market conditions or customer preferences may affect our ability to limit, sunset or end-of-life our older products in a timely or cost-effective fashion. If any of these risks materialize, we may be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be materially impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be adversely impacted.

If we do not compete effectively within the technology industry, we will not be successful.

We operate in the intensely competitive technology industry. This industry is characterized by rapidly changing technology, disruptive technological innovation, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products making differentiation difficult. Our competitors include other large companies in the information technology industry, as well as, independent ATM companies and financial institutions, such as Fidelity National Information Services Inc., Fiserv, Inc., Visa Inc., Mastercard Inc., Infosys Ltd., Diebold Nixdorf, Inc., Hyosung TNS Inc., and ACI Worldwide, Inc., many of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do.

Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market, vertically integrated competitors, such as expanded product and service offerings by cash-in-transit providers, may offer comprehensive bundled product and service offerings, or we may face additional competition associated with the creation, integration, and consolidation of competitors through transactions as well as the introduction of alternative payment mechanisms, such as Venmo, Zelle, Square’s Cash App, Facebook Messenger Payments, Apple Pay, virtual currencies such as Bitcoin and other emerging payment technology. Increased competition could result in reduced usage of our ATMs, transaction fee reductions, reduced gross margins, and loss of market share. In addition, our customers sometimes finance our product sales through third-party financing companies, and in the case of customer default, these financing companies may be forced to resell the equipment at discounted prices, competing with us and impacting our ability to sell incremental units. As a result, the failure to effectively adapt our organization, products, and services to the market, the entrance of new competitors into the market, or the innovation or growth of existing competitors could significantly reduce market share of our offerings, decrease demand for our solutions, significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our business, operations, cash flows, operating profits and financial conditions.

Our future competitive performance and market position depend on a number of factors, including our ability to:

•execute our ATM as a service strategy to grow our software and services revenue, as well as our recurring revenue;

•improve margin expansion while successfully reacting to competitive product and pricing pressures;

•mitigate increases in labor costs, component parts, freight, services and interest rates with price increases;

•penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets;

•retain our existing key customers and add new customer relationships;

•cross-sell additional products and service to our existing customer base;

•rapidly and continually design, develop and market, to otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;

•react on a timely basis to shifts in market demands and technological innovations, including shifts toward the desire of banks to provide digital-first experience to their customers in transactions and payments.

•reduce costs, including the capital costs of financing ATM deployments and the cash costs of filling them with bailment cash, without creating operating inefficiencies or impairing product or service quality;

•maintain competitive operating margins;

•improve product and service delivery quality; and

•effectively market and sell all of our solutions.

If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth.

As part of our overall solutions strategy, we have made, and intend to continue to make, investments in companies, solutions, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. These activities allow us to further our company strategy and provide us access to new technology or solutions that expand our offerings. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with:

•disruption to our business and the continued successful execution of our company strategy, goals and responsibilities, including but not limited to disruption of the Company’s growth, its ongoing shift to software and services, the work to increase recurring revenue and Adjusted free cash flow-unrestricted, and growth of our ATM as a Service model;

•increased capital and research and development expenses and resource allocation;

•assimilation and integration of different business operations, corporate cultures, personnel, infrastructures (such as data centers) and technologies or solutions acquired or licensed, while maintaining quality, and designing and implementing appropriate risk management measures;

•retention of key employees and talent associated with the acquired or combined business;

•the incurrence of significant transaction fees and costs;

•the potential for unknown liabilities within the acquired or combined business that we may not become aware of until after the completion of the acquisition; and

•the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.

There is risk that the integration, new technology or solutions, including, but not limited to expanded payment processing and entry into ATM as a Service, may not perform as anticipated, may take longer than anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. Further, we may not achieve the projected efficiencies and synergies once we have integrated the business into our operations, which may lead to the impairment or write down of assets, and other additional costs not anticipated at the time of acquisition. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments, and our operating results could be adversely impacted.

Our multinational operations, including in new and emerging markets, expose us to business and legal risks.

For the years ended December 31, 2023, 2022, and 2021, the percentage of our revenue from outside of the United States was 55%, 55% and 59%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to sell our solutions and manufacture internationally, including in new and emerging markets, is subject to risks, which include, among others:

•the impact of ongoing and future economic and credit conditions on the stability of national and regional economies and industries within those economies;

•political conditions and local regulations that could adversely impact demand for our solutions, our ability to access funds and resources, or our ability to sell products in these markets;

•disruptions in transportation and shipping infrastructure;

•the impact of natural disasters, catastrophic events, civil unrest, war and terrorist activity on supply chains, the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments and, otherwise, continue to conduct our business in certain countries;

•the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•competitive labor markets and increasing wages in markets that we operate in;

•currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•limited availability of local currencies to pay vendors, employees and third parties and to distribute funds outside of the country;

•changes to global or regional trade agreements that could limit our ability to sell products in these markets;

•the imposition of import or export tariffs, taxes, trade policies or import and export controls that could increase the expense of, or limit demand for our products;

•changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•government uncertainty or limitations on the ability to enforce legal rights and remedies, including as a result of new, or changes to, laws and regulations;

•intellectual property rights of third parties, and our intellectual property rights and scope of protection afforded by it in different countries;

•implementing and managing systems, procedures and controls to monitor our operations in foreign markets;

•changing competitive requirements and deliverables in developing and emerging markets;

•longer collection cycles and the financial viability and reliability of contracting partners and customers; and

•managing a geographically dispersed workforce, work stoppages and other labor conditions or issues.

In addition, as a result of our revenue generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. After the Tax Cuts and Jobs Act of 2017, in general we will not be subject to additional United States taxes if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

BUSINESS OPERATIONS

Our business may be adversely impacted by domestic and global economic and credit conditions.

Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the financial sector of the economy. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial and payment industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to Atleos. Additionally, if customers respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers. Negative or unpredictable global economic conditions also may have an adverse effect on our customers’ ability to obtain financing for the purchase of our products and services from third-party financing companies or on the number of payment processing transactions which could adversely impact our operating results.

The bank failures, during the first and second quarters of 2023, in addition to other global macroeconomic conditions, have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.

We are subject to certain significant risks and uncertainties from the payments-related business and industry, including the loss of revenue from decreased usage of our ATMs by users for their financial transactions or changes in the fees charged in connection with such transactions.

As a part of our overall strategy related to our payments-related business we may be subject to the following risks:

The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs. The continued growth in electronic payment methods, such as mobile phone payments, contactless payments and card only self-service order and payment terminals could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. Payment technologies, such as Venmo, Zelle, Square’s Cash App, Facebook Messenger Payments, Apple Pay, virtual currencies such as Bitcoin or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and adversely impact our ATM transaction volumes in the future.

Atleos derives a significant portion of its revenues from ATM and financial services transaction fees, which could be reduced by a decline in the usage of ATMs, the ability to charge cardholders fees to use ATMs and the level of transaction fees received, or a decline in the number of ATMs that are operated by us, whether as a result of changes in consumer spending preferences, global economic conditions, or otherwise. Additionally, should banks or other ATM operators decrease or eliminate the fees they charge to users of their ATMs or otherwise offer free access to their networks, such action would make transactions at our ATMs comparatively more expensive to consumers and could adversely impact transaction volumes and revenue.

The majority of the electronic debit networks over which transactions are conducted require sponsorship by a bank, and the loss of any sponsors and/or the inability to find a replacement may cause disruptions to our operations. In each of the geographic markets, bank sponsorship is required in order to process transactions over certain networks. In all of the markets we serve, ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these networks to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of the ATM network in all of the markets we serve depends on the ability to secure these “sponsor” arrangements with financial institutions.

Non-compliance with established Electronic Funds Transfer (“EFT”) network rules and regulations could expose Atleos to fines, penalties or other liabilities and could adversely impact results of operations. Additionally, new EFT network rules and regulations could require significant amounts of capital to remain in compliance with such rules and regulations. Transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks primarily include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the United States, and LINK in the United Kingdom, among other networks. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to Atleos. Interchange fees may be lowered in some cases at the discretion of the various EFT networks through which transactions are routed, or through potential regulatory changes, thus reducing future revenues and operating profits. Future changes in interchange rates, some of which we have minimal or no control over, could have a material adverse impact on business operations, cash flows and financial conditions. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could result in penalties and/or fines, which could adversely impact our financial results.

The election by our merchant customers not to participate in the surcharge-free network offerings could impact the effectiveness of those offerings, which would adversely impact our financial results. Financial institutions that are members of the Allpoint network pay a fee in exchange for allowing their cardholders to use selected Atleos-owned, managed and/or participating ATMs on a surcharge-free basis. The success of the Allpoint network is dependent upon the participation by our merchant customers in that network. In the event a significant number of our merchants elect not to participate in the Allpoint network, the benefits and effectiveness of the network would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements, terminate early, and/or trigger financial penalties, thereby having a negative impact on our business.

Errors or omissions in the settlement of merchant funds or in the vault cash reconciliations could damage relationships with customers and vault cash providers, respectively, and expose Atleos to liability. Atleos is responsible for maintaining accurate bank account information for certain merchant customers, financial institution customers and vault cash providers and accurate settlements of funds into these accounts based on the underlying transaction activity.

We maintain a significant amount of vault cash, which is necessary to operate our business, involves risk of loss and is subject to cost fluctuations based on interest rate movements.

There is a significant amount of vault cash within our ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters. Any loss of vault cash from our ATMs is generally our responsibility. Third parties are also relied upon in the various regions to provide Atleos with the cash required to operate many of the ATMs. If these third parties were unable or unwilling to provide the necessary cash to operate the ATMs, there would be a need to identify alternative sources of cash to operate the ATMs or we would not be able to operate this business. The willingness of financial institutions to provide vault cash to us depends, in part, on the capital classification given to such cash by regulators, any change to which may increase the cost of the vault cash or disincentivize financial institutions from cash rental products. Our existing vault cash rental agreements expire at various times, however, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events. If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our ATMs, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our ATMs would be jeopardized, and we would need to locate alternative sources of vault cash or potentially suffer significant downtime of our ATMs or significantly increased costs as a result of more frequent replenishments. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would adversely impact our results of operations. Furthermore, restrictions on access to cash to fill our ATMs could severely restrict our ability to keep our ATMs operating and could subject us to performance penalties under our contracts with our customers. A significant reduction in access to the necessary cash to operate our ATMs could have a material adverse impact on our business operations, cash flows and financial conditions.

Our vault cash rental expense is based primarily on floating interest rates. As a result, our vault cash rental costs are sensitive to change in interest rates. Although we currently hedge a portion of our vault cash interest exposure by using interest rate swaps, we may not be able to enter into similar arrangements for similar amounts in the future. Our currently high rental cash expense and any significant increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses.

In addition, the cash-in-transit business exposes Atleos to risks beyond those experienced from the ownership and operation of ATMs. The cash-in-transit operation in the United Kingdom delivers cash to and collects residual cash from ATMs in that market. The cash-in-transit business exposes Atleos to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we maintain insurance coverage, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities related to our cash-in-transit business or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations and cash flows.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives.

Our employees are vital to our success, including the successful transformation of the Company into a software- and services-led business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. Maintaining an inclusive culture and work environment is an important factor in attracting employees and retention. The market for highly skilled workers and leaders in our industry is extremely competitive, and we may need to invest significant amounts of cash and equity to attract and retain new employees. We may never realize returns on these investments. Key employees may decide to leave Atleos for other opportunities or may be unavailable for health or other reasons. Changes of key business leaders could be disruptive to our business or delay the execution of our strategy, and as a result could cause fluctuation in our stock price. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments, and leadership opportunities now and in the future, our business and operating results could be adversely impacted.

Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and adversely impact our business.

Many of our products are sophisticated and complex and may incorporate third-party hardware and software. Despite testing and quality control, we cannot be certain that defects or errors will not be found in our products. If our products contain undetected defects or errors, or otherwise fail to meet our customers’ expectations, we could face the loss of customers, liability exposure and additional development costs. If defects or errors delay product installation or make it more difficult, we could experience delays in customer acceptance, or if our products require significant amounts of customer support, it could result in incremental costs to us. In addition, our customers who license and deploy our software may do so in both standard and non-standard configurations in different environments with different computer platforms, system management software and equipment and networking configurations, which may increase the likelihood of technical difficulties. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of such defects or errors. Additionally, damage to, or failure or unavailability of, any significant aspect of our cloud hosting facilities could interrupt the availability of our cloud offerings, which could cause disruption for our customers, and, in turn, their customers, and expose us to liability. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could adversely impact our business operations, cash flows and financial conditions.

If third-party suppliers upon which we rely are not able to fulfill our needs, our ability to timely bring our products to market could be affected.

There are a number of vendors providing the services and producing the parts and components that we utilize in or in connection with our products. However, there are some services and components that are licensed or purchased from single sources due to price, quality, technology, functionality or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the manufacturing process of ATMs themselves are supplied by single sources. In addition, there are a number of key suppliers for our businesses that provide us with critical products for our solutions. If we were unable to secure the necessary services or maintain current demand, including contract manufacturing, parts, software, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries, or the provision of contracted services, could be delayed, adversely impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. These alliances represent many different types of relationships, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues, particularly with smaller suppliers can also create product time delays, inventory and invoicing problems, and staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results. Also, some of these third parties have access to confidential Atleos and customer data, personal data, and sensitive data, the integrity and security of which are of significant importance to the Company.

A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences.

Our business, financial condition, results of operations, access to capital markets and borrowing costs may be adversely impacted by technical or labor difficulties, labor shortages, transportation-related shortages, supply chain constraints, a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, pandemics or other (actual or threatened) public health emergencies, and the conflicts in Ukraine and Middle East and the related global response, or other events beyond our control, and measures taken in response thereto. Our Company and many of our suppliers have faced challenges with workforce safety and availability, labor and wage inflation, a changing workforce, and component availability and supply cost escalations, including materials, labor and freight.

Our historical and ongoing manufacturing activities subject us to environmental exposures.

Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. Voyix has also been identified as a potentially responsible party in connection with certain environmental matters, including the Kalamazoo River matter, as discussed further in Note 10, “Commitments and Contingencies”, of Part II, Item 8 of this Form 10-K. Pursuant to the separation and distribution agreement, a portion of the liabilities for these and other environmental matters will be shared between Voyix and Atleos. A potential increase in the liabilities of Voyix with respect to such matters, or any separate finding of liability of Atleos with respect to environmental protection laws, could adversely impact our cash flows and results of operations, and such impacts may be material.

Climate change could adversely impact our business long-term.

Global climate change may have an increasingly adverse impact on Atleos’ business continuity and our ability to keep our employees safe and provide for our customers. Atleos considers potential risks related to weather as part of its operations strategy and has business continuity and disaster recovery plans in place.

However, they may not adequately protect us from serious disasters and adverse impacts. In addition, climate change events could have an impact on critical infrastructure in the United States and internationally, which has the potential to disrupt our business, our third-party suppliers, or the business of our customers and partners. They may also cause us to experience higher losses, attrition and additional costs to maintain or resume operations.

We have operations all over the world and our sites in California, Texas, Florida, and India are particularly vulnerable to climate change effects. The west coast of the United States and Texas have recently experienced historic wildfires; a winter storm in Texas led to massive power outages; and multiple hurricanes formed over the gulf coast as well as a typhoon in the Philippines—all of which caused significant destruction to the affected regions. We anticipate that similar weather events will continue to bring significant annual destruction in vulnerable areas. In India, extreme temperatures and increased cyclones’ frequency could interrupt our business continuity arrangements. The long-term effects of climate change could have significant repercussions for the global economy and cause significant financial and physical damages to Atleos.

Data protection, cybersecurity and data privacy issues could adversely impact our business.

Our products and services, including our cloud and hosted solutions as well as our payments and networking solutions, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction, Bitcoin, cardholder information, private keys, and personal data of our customers and end-users. We also have access to transaction and personal data of our customers and their customers through or in the course of servicing our products or third-party products. Additionally, we collect, use and store personal data of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to protect and safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption, financial impact, intellectual property theft and unauthorized use, political motives, or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could adversely impact our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products or our business. In the course of our business activities, Atleos contracts with numerous suppliers, vendors and resellers who may experience a cybersecurity, data protection or privacy issue that could adversely impact our operating results. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely impact marketplace confidence and reputation. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the landscape evolves, we may also find it necessary to make significant further investments to protect information and infrastructure.

Like most companies, Atleos is regularly the subject of attempted cyberattacks, which may involve personal data. Most such attacks are detected and prevented by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will always be successful and any failure could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our reputation, legal exposure and financial losses.

The Company has established relationships with cybersecurity firms and internal cybersecurity experts, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident it generally performs root cause analyses and in appropriate instances will implement additional controls based on those analyses. There can be no assurance that the Company or its cybersecurity consultants will be able to prevent or remediate all future incidents or that the cost associated with responding to any such incident will not be significant.

The personal information and other data that we process and store also are subject to data security and data privacy obligations and laws of many jurisdictions, which are growing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may provide a private right of action for individuals alleging a breach of privacy rights, including for example the Illinois Biometric Information Privacy Act (“BIPA”). These laws may also conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and the Brazilian General Data Protection Law. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third-party lawsuits alleging significant damages, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders. As another example, the Illinois BIPA provides aggrieved plaintiffs the ability to recover $1,000 for each unauthorized scan of biometric data, and $5,000 for each scan found to be in willful disregard of the statute.

FINANCE & ACCOUNTING

We incurred significant indebtedness in connection with the spin-off, and the degree to which we are leveraged following completion of the distribution may materially and adversely impact our business, financial condition and results of operations.

Atleos completed the financing transactions as part of the spin-off, as a result of such transactions, Atleos has approximately $3,099 million of indebtedness outstanding with an additional $337 million of borrowings available under a senior secured revolving credit facility. Atleos may also incur additional indebtedness in the future. This significant amount of debt could:

•require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including any obligations to repurchase such debt under any indentures following the occurrence of certain changes in control;

•limit our ability to borrow money or otherwise enter into financing arrangements that would provide us with additional capital if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes, on satisfactory or favorable terms or at all;

•limit our ability to adjust to changing economic, business and competitive conditions;

•place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing or access to financing on preferential terms;

•make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in the credit and financial markets, general economic, business and other conditions; and

•make us more susceptible to adverse changes in our credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with our obligations under our debt and other financing agreements materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be adversely impacted.

In addition, the documents governing Atleos’ indebtedness may include financial or other covenants that could restrict or limit its financial and business operations. Such covenants may restrict or otherwise limit our ability and the ability of our subsidiaries to, among other things:

•incur additional indebtedness;

•create liens on, sell or otherwise dispose of, our assets;

•engage in certain fundamental corporate changes or changes to our business activities;

•make certain investments or material acquisitions;

•engage in sale-leaseback or hedging transactions;

•repurchase our common stock, pay dividends or make similar distributions on our capital stock;

•repay certain indebtedness;

•engage in certain affiliate transactions; and

•enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

In addition, Atleos’ actual cash requirements in the future may be greater than expected, requiring it to incur additional debt or raise additional funds. However, debt or equity financing may not be available to Atleos on terms acceptable or favorable to Atleos, if at all, and will depend on a number of factors, many of which are beyond Atleos’ control, such as the state of the credit and financial markets and other economic, financial and geopolitical factors.

Atleos’ ability to make payments on and to refinance any indebtedness, if applicable, will depend on its ability to generate cash in the future from operations, financings or asset sales. Atleos’ ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Atleos’ control. The capital markets have experienced a period of increased volatility, which could impact any refinancing efforts or the terms thereof. If Atleos is not able to repay or refinance its debt as it becomes due, Atleos may be forced to sell assets or take other actions. In addition, Atleos’ ability to withstand competitive pressures and react to changes in Atleos’ industry could be impaired by its debt service obligations. Upon the occurrence of certain events of default under any agreements governing Atleos’ indebtedness, the holders of such debt may, in some cases, elect to accelerate amounts due thereunder, which could potentially trigger a default or acceleration of Atleos’ other debt.

The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations.

Our credit agreement governing the senior secured facilities and the indentures for our senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or otherwise limit our ability and the ability of our subsidiaries to, among other things:

•incur additional indebtedness;
•create liens on, sell or otherwise dispose of, our assets;
•engage in certain fundamental corporate changes or changes to our business activities;
•make certain investments or material acquisitions;
•engage in sale-leaseback or hedging transactions;
•repurchase our common stock, pay dividends or make similar distributions on our capital stock;

•repay certain indebtedness;
•engage in certain affiliate transactions; and
•enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

The senior secured credit agreement and the indentures for our senior unsecured notes also contain certain affirmative covenants, and the senior secured credit agreement requires us to comply with a leverage ratio that measures our debt relative to our Consolidated EBITDA (as defined in the senior secured credit agreement).

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with these covenants and are unable to obtain a waiver or amendment from the applicable debt holders, an event of default would result under the applicable agreements and under other agreements containing related cross-default provisions.

•Upon an event of default under the senior secured credit agreement, the administrative agent or the required lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, or require us to deposit cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the administrative agent or the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries.
•Upon an event of default under the indentures for our senior unsecured notes, the related trustee or the holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.

Despite the indebtedness we incurred in connection with the spin-off, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness.

Although the agreements governing our debt are expected to include restrictions on our ability to incur additional debt, those agreements are not expected to prohibit us from incurring additional debt or pursuing other financing arrangements. As a result, the amount of additional debt and other obligations that we could incur could be substantial. In addition, certain types of liabilities are not expected to be considered “Indebtedness” under agreements governing our debt. Accordingly, to the extent permitted under our agreements governing our debt, we could incur significant additional debt, liabilities or similar obligations in the future, some of which could constitute secured debt (such as additional debt under any credit agreement). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

We may, from time to time, seek to opportunistically refinance, amend, reprice and/or otherwise replace any of our debt, obtain additional debt financing or enter into other financing arrangements, reduce or extend our debt, lower our interest payments or the cost of capital available to us under certain types of financing arrangements, or otherwise seek to improve our financial position or the terms of our debt or other financing agreements. These actions may include open market debt repurchases, negotiated repurchases, or other repayments, redemptions or retirements of our debt or other financing arrangements. The amount of debt that may be borrowed or issued, refinanced, and/or repurchased, repaid, redeemed or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with our debt covenants and other considerations. Any such actions could impact our financial condition or results of operations.

If we are unable to continue to access or renew financing sources and obtain capital, our ability to maintain and grow our business may be adversely impaired.

We plan to use debt and other sources of financing to maintain and grow our business. There can be no assurance that we will be able to enter into or renew our credit facilities after their maturity dates on acceptable terms, or at all, or that we will be able to obtain additional or replacement financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our financial position, our results of operations, and the capacity for additional borrowing or other forms of financing under our existing financing arrangements. If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow our business and our operations could be materially adversely impacted.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.

Our ability to make timely payments of principal and interest on our debt obligations depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors, which may include factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have an adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our outstanding indebtedness will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

The agreements governing certain of our indebtedness are expected to provide that our borrowings will bear interest at a variable rate which would subject us to interest rate risk, which could cause our debt service obligations or other costs of capital to increase significantly.

Our borrowings under certain of the agreements governing our debt are expected to be priced using variable rates of interest and expose us to interest rate risk. Market interest rates have increased over the past several years and may continue to increase as a result of action by the U.S. Federal Reserve and other factors, and as a result, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even if the amount borrowed were to remain the same. Although we may enter into interest rate swaps or similar instruments to reduce interest rate volatility in connection with our variable rate financing arrangements, we cannot provide assurances that we will be able to do so or that such swaps or instruments will be effective.

The terms governing our trade receivables facility, including the length of term, financial and other covenants, and obligations to remit collections on the sold receivables could restrict or otherwise limit our financial and business operations.

We are a party to a trade receivables facility to allow, among other things, one of our wholly-owned, bankruptcy remote special purposes entities (an “SPE”) to sell to PNC Bank, National Association and other participating financial institutions an undivided ownership interest in a portion of the trade receivables owned by such SPE, in an amount not to exceed approximately $166 million at any point in time. The trade receivables facility has a term of two years and contains customary termination events, including termination events that are based on the performance of the pool of receivables, including the pool’s satisfaction of certain financial tests relating to the three-month rolling average ratios of defaults, delinquencies, dilution and days’ sales outstanding. If in the future we fail to renew our trade receivable facility or if a termination event occurs and we are unable to obtain a waiver or amendment from the applicable purchasers, we would be required to continue remitting collections to the purchasers until the facility was terminated, and we would no longer benefit from the liquidity provided to us by the ability to sell our receivables. Such a result could adversely impact the cash that we have available to use in our financial and business operations. A termination event under the trade receivables facility may also result in an event of default or a termination event under other agreements containing related cross-default provisions.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future capital costs and reduce our access to capital.

Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing or capital from other financing arrangements.

Our pension liabilities could adversely impact our liquidity and financial condition.

Pursuant to the employee matters agreement, Atleos assumed sponsorship of the NCR United States (“U.S.”) pension plan and assumed or retained certain other non-U.S. pension plans (which are not fully-funded). In connection with Atleos’ assumption or retention of the NCR pension plans, as applicable, Atleos is responsible for the funding of all benefit obligations under the plans, including the obligation to make any cash contributions required by law. As of December 31, 2023, the funded status of the U.S. pension plan was an underfunded position of $333 million, and the funded status of the non-U.S. pension plans was a funded position of $162 million. Although NCR has taken several actions to improve the funded status of benefit obligations under the pension plans (including rebalancing the United States and international plan assets in order to reduce volatility, making several discretionary contributions to the pension plans and, from time to time, taking de-risking actions, such as plan settlements), the remaining underfunded pension obligation continues to require ongoing cash contributions, which will be the responsibility of Atleos going forward. The underfunded pension obligation also may be affected by future asset transfers and settlements relating to the pension plans.

In addition, certain of the pension plan assets remain subject to financial market risk, and our actuarial and other assumptions underlying the expected future benefit payments, long-term expected rate of return and future funding expectations for the pension plans depend on, among other things, interest rate levels and trends and capital market expectations. Further volatility in the performance of financial markets, changes in any of these actuarial assumptions or changes in regulations regarding minimum funding requirements could require material increases to our expected cash contributions to the pension plans in future years.

We may be required to write down the value of certain significant assets, which would adversely impact our operating results.

We have a number of significant assets on our balance sheet as of December 31, 2023 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. See Note 7, “Income Taxes”, to the Audited Consolidated Financial Statements set forth herein. Our deferred tax assets, net of valuation allowances, totaled approximately $431 million and $198 million as of December 31, 2023 and 2022, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

Atleos has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, primarily tax loss carryforwards in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax losses. If we are unable to generate sufficient future taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss additional valuation allowances could be required in the future.

LAW & COMPLIANCE

A failure or inability to protect our intellectual property, and other issues related to our and third-party intellectual property, especially third-party intellectual property infringement claims, could have a material and adverse effect on our business, results of operations and financial condition.

Our continuing ability to be a leading provider in our industry could be adversely impacted if we do not protect our intellectual property. It is critical to our strategy, and the benefits provided by our innovations and technologies, that we protect and can leverage and rely on our intellectual property, including our intellectual property rights. We protect our intellectual property, including our innovations and technologies, through intellectual property rights, including patents, copyrights, trademarks and trade secret rights. While we have numerous patents which cover various areas, we are not able to patent all of our innovations and technologies. In addition, it can take multiple years to receive a patent. We primarily rely on our copyrights and trade secret rights, provided under the laws of the U.S. and internationally, to protect our innovations and technologies.

Despite our efforts to protect our innovations and technologies through intellectual property rights and our processes and procedures, such laws, processes and procedures may be insufficient, breached or otherwise fail to prevent unauthorized use, infringement, misappropriation or disclosure of our intellectual property, and such laws, processes and procedures may not provide adequate protection or remedies. It is also possible that third parties can independently develop, obtain or use similar innovations and technologies. To the extent we are not successful in protecting our intellectual property or such protection is insufficient, our business could be adversely impacted.

Protecting our intellectual property through patents and other intellectual property rights is expensive and time-consuming, which can impact our ability to obtain such protection by certain of those rights, for example, through patents. As such, we may not be able to obtain protection, including through certain such rights, for some of our intellectual property. Where we are successful, it is expensive to maintain certain intellectual property rights, such as in the case of patents, which may impact our ability to maintain them, and they can be more limited than desired. Current and possible future changes to U.S. or foreign intellectual property laws and regulations, or interpretations of them, may harm our ability to obtain protection of our intellectual property, impact, or jeopardize the enforceability, validity or scope of our intellectual property rights. This along with other legal and business reasons could result in our inability to enforce, or impact the enforcement of, our intellectual property rights (including in view of the patent portfolio of third parties). We may be unable to obtain trademark protection, including trademark registrations, for our products or services and associated brands, and our existing and future trademarks may not provide us with competitive advantages or distinguish our products or services from those of our competitors. In addition, our trademarks, including registrations and applications to register them, may be contested or found to be weak, unenforceable or invalid, and we may not be able to prevent third parties from using, infringing or otherwise violating them.

We will not always be able to ensure we have sufficient protection for, or sufficiently protect, our intellectual property where, for example, we fail to expect or detect unauthorized use of our intellectual property. Intellectual property protection may not be available in every country in which we do business, and the laws and regulations in countries outside of the U.S. where we do business or may do business in the future may not recognize intellectual property rights or protect them as would be done under the laws and regulations of the U.S.

Various factors outside our control pose a threat to our intellectual property. We may fail to obtain or be able to maintain effective or sufficient intellectual property protection, and some of our intellectual property rights may be challenged, resulting in reduced protection or being declared unenforceable or invalid. The time and cost required to defend our intellectual property rights can be substantial. There can be no assurance our intellectual property rights will be sufficient to prevent third parties from offering competitive products or services or that unauthorized third parties will not attempt to copy them or our intellectual Property, including our innovations or technologies, or use, misappropriate or disclose information that we consider confidential or proprietary. It is possible for third parties, including our competitors, to obtain patents relating to products, services, innovations and technologies that overlap or compete with ours and for such third parties to assert, and third parties have in the past asserted, that our products, services, innovations and technologies infringe their patents. Even though we may hold patents covering our products, services, innovations and technologies, it is possible for such third-party patents to effectively block the use of our products, services, innovations and technologies. In such cases, those third parties can seek to charge us a licensing fee or preclude the use of our products or services and file suit against us. Additionally, unauthorized third parties may try to copy or reverse engineer our products, services or intellectual property or otherwise obtain, misappropriate or use our intellectual property and other information that we regard as confidential or proprietary to create products and services that compete with ours.

Failure to obtain or maintain protection of our confidential information (including know-how and trade secrets), for example, through public disclosure (including by third parties), could harm our competitive position and materially and adversely impact our business, results of operations and financial condition. Given the importance and our reliance on our intellectual property and its protection, we also rely in part on non-disclosure or confidentiality agreements with parties who have access to our confidential information, including employees, contractors and other third parties, which place restrictions on the disclosure and use of our intellectual property. We also enter into intellectual property assignment agreements with our employees, contractors and consultants. We cannot guarantee that we have entered into such agreements with all parties necessary to protect our intellectual property or that they will adhere to our confidentiality agreements. Individuals not subject to intellectual property assignments or other agreements assigning intellectual property to us may make adverse ownership claims to our intellectual property. Additionally, these agreements may be insufficient, limited or, even, declared invalid by certain current or future laws or regulations, or breached, or this intellectual property may be disclosed or become known to third parties, including our competitors, which could cause the loss of this intellectual property. We may not be able to obtain adequate remedies for such disclosure or breaches. The loss of trade secret and other confidential information protection could make it easier for third parties to compete with our products and services by copying our innovations and technologies, including features and functionality. To the extent our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to our rights in such intellectual property (including our rights to use such intellectual property) or our rights in related or resulting intellectual property, including innovations, technologies and know-how.

To address infringement or misappropriation of our intellectual property, we may need to file lawsuits, which can be expensive, time consuming and distracting to management and the business. Our efforts to enforce our intellectual property rights in this manner may be met with defenses, counterclaims and countersuits attacking the enforceability and validity of our intellectual property rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. From time to time, we receive notices and other communications from third parties, including our customers, regarding third-party claims of infringement of patents or other intellectual property rights. In response to those notices, in appropriate situations, we may have to use our patents (or, potentially, other intellectual property rights) in our defense of such claims, subjecting them to the foregoing risks.

A large number of patents and other intellectual property rights exist in our industry. As a result, allegations and disputes related to these rights are asserted by, or arise in conjunction with, both practicing and non-practicing entities (often referred to as “patent trolls”) and other individuals or entities who claim to own intellectual property rights alleged to cover our products or services. As such, such individuals and entities may bring associated intellectual property infringement claims and lawsuits against us. Because we provide specific indemnification to our customers with respect to claims of intellectual property infringement against the products and services we provide to them, we also (i) receive demands by our customers to defend and indemnify them with respect to intellectual property infringement claims and lawsuits brought by a third party involving our products or services, and (ii) defend ourselves in connection with such demands from our customers. The frequency of these claims and lawsuits could increase. While we have a significant patent portfolio that might prove effective in deterring intellectual property infringement claims and lawsuits brought against us by practicing entities, including competitors, that portfolio may provide little deterrence against intellectual property infringement claims and lawsuits brought by non-practicing entities. This risk may be amplified if the frequency of intellectual property infringement claims and lawsuits brought by non-practicing entities increases.

Whether intellectual property infringement claims, including by customers for indemnification, have merit or not, they may require significant resources and expenses to analyze, address and defend, and can be disruptive to our business. We may not prevail in a dispute or litigation related to an intellectual property infringement claim, and damages in a successful intellectual property infringement case (including resulting from an indemnity claim from one of our customers) can be significant and can be trebled if the infringement is found to be willful. In certain circumstances, we could be subject to an injunction that might adversely impact our business. In particular, an injunction could limit our ability to provide one or more of our products and services to the extent we are unable to develop non-infringing alternatives or obtain, if available at all, a license for them. It could lead us to having to enter into a fee bearing, such as a royalty bearing, licensing agreement that we would not normally find reasonable or acceptable; cause a delay to the development of our products or services; require us to stop selling all or a portion of our products and services; require us to redesign at least certain products or services or components of them using alternative non-infringing technologies, processes or practices, which could require significant effort and expense. Accordingly, an adverse outcome in an intellectual property infringement case (including one resulting from our indemnification of one of our customers) may expose us to a loss of our competitive position or expose us to significant liabilities (including costs and damages). Any of the foregoing could materially and adversely impact our business, results of operations and financial condition.

Many of our offerings rely on innovations and technologies developed by third parties. If we are unable to continue to obtain licenses and rights for such innovations and technologies or substitutes for them, our business could be adversely impacted.

Changes to our tax rates and additional income tax liabilities could impact profitability.

We are a United States based multinational company subject to income taxes in the United States and a significant number of foreign jurisdictions. Our domestic and international tax liabilities are dependent on the distribution of our earnings across different jurisdictions, and our provision for income taxes and cash tax liability could be adversely impacted if the distribution of earnings is higher than expected in jurisdictions with higher statutory tax rates.

In addition, changes in United States or foreign tax laws and regulations, which have become more frequent in recent years, or tax rulings could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (“OECD”) and EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue and establish minimum levels of corporate income tax. These tax reform efforts, such as the OECD-led Base Erosion and Profit Shifting project (“BEPS”), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. Additionally, tax law changes that could significantly reduce or limit our ability to utilize our deferred tax assets could have a material impact on our tax rate and cash tax payments. Any of these potential changes could increase our effective tax rate, increase cash tax payments and adversely impact our financial results.

We are also subject to ongoing audits of our income tax returns in various jurisdictions both in the United States and internationally and could be subject to additional audits focusing on transfer pricing. While we believe that our tax positions will be sustained, the outcomes of such audits could result in the assessment of additional taxes, which could adversely impact our cash flows and financial results.

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, the outcomes of which are not predictable and could result in material and adverse impacts on our operating results and financial position; we are also subject to diverse and complex laws and regulations which are rapidly changing and subject to many possible changes in the future and may create a substantial burden on us, and substantially increase costs to our organization or could have an impact on our future operating results.

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment, health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, payments services (including payment processing and settlement services), cryptocurrency, product liability, commercial disputes and regulatory compliance, among others. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates and assumptions in our financial statements. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on us, and substantially increase costs to our organization or could have an impact on our future operating results.

Atleos businesses that are customer-facing also expose the Company to additional compliance risks because we may be subject to certain consumer protection requirements such as oversight by the Consumer Financial Protection Bureau (“CFPB”) and Federal Trade Commission (“FTC”) and similar state or foreign agencies in the jurisdictions where they operate. The Company will also be exposed to additional compliance risks in scope and geography as our payments-related offers expand into new markets, each with their own consumer protection requirements. In addition, the customer-facing nature of our payments-related business subjects the Company to increased risks of disputes with consumers, including litigation and class action litigation, and significant costs to address such matters. The volatility of cryptocurrency markets and the level of consumer understanding of cryptocurrencies may cause this risk to be greater than in more traditional customer-facing businesses. The Company also faces additional risks related to uncertainty in potential future regulation and legal oversight of markets and businesses engaged in products and services relating to blockchain technology, virtual currencies or cryptocurrencies.

We expect new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Climate change regulation in particular has been the subject of federal regulation in the United States as well as in other jurisdictions around the world. With President Biden’s goals of “80 percent clean electricity and 50 percent economy-wide carbon emissions reductions by 2030”, a number of proposals related to climate change have been introduced by U.S. Congress members. These proposals all seek to address climate change and a range of topics, including proposed legislation on land-use, energy, transportation, adaptation and finance. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. In addition, the SEC is expected to mandate climate-related risk disclosure in the near future, which may impact or prompt us to accelerate our climate change mitigating efforts already underway and may impose additional compliance and disclosure costs.

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to United States and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand and could have an adverse effect on our business, financial condition and results of operations.

Changes to cryptocurrency regulations could impact profitability.

The regulation of cryptocurrency is still an evolving area both domestically and internationally, and we expect that we could become subject to additional regulations and licensing requirements, including as a result of the expansion of our Bitcoin offerings and the increasing number of jurisdictions in which we provide these offerings. The evolving regulatory landscape may require us to make product changes, restrict product offerings in certain jurisdictions, or implement additional and potentially costly controls. If we fail to comply with regulations, requirements, or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

RISKS RELATED TO THE SPIN-OFF

Atleos may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely impact Atleos’ business.

Atleos may not be able to achieve the full strategic and financial benefits expected to result from the spin-off, or such benefits may be delayed or not occur at all. The spin-off is expected to provide the following benefits, among others:

•Increased management focus on core business and distinct opportunities;

•Improved operational and strategic flexibility;

•Simplified investment profile and potential ability to enhance marketability;

•Tailored capital allocation strategies aligning with distinct business strategies and industry specific dynamics;

•Improved alignment of equity incentives; and

•The ability for each company to use distinct equity currency that relates solely to its business for pursuing strategic opportunities.

Atleos may not achieve these and other anticipated benefits for a variety of reasons, including, among others:(a) following the spin-off, Atleos’ stock price may be more susceptible to market fluctuations and other events particular to one or more of Atleos’ products than if it were still a part of NCR; and (b) following the spin-off, Atleos’ results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility than they were prior to the spin-off. Additionally, Atleos may experience unanticipated competitive developments, including changes in the conditions of the markets of Atleos’ segments, and the other businesses it holds, that could negate the expected benefits from the spin-off. If Atleos does not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed, the business, financial condition, results of operations and cash flows of Atleos could be adversely impacted.

If, Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, the reliability of Atleos’ financial statements may be questioned and Atleos’ stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, Atleos will be required, as of December 31, 2024, to document and test its internal control procedures, its management is required to assess and issue a report concerning its internal control over financial reporting and its independent auditors are required to issue an opinion on Atleos’ internal control over financial reporting. The rules governing the standards that must be met for management to assess Atleos’ internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, Atleos’ management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If Atleos’ management concludes that Atleos’ internal control over financial reporting is not effective, or its auditors identify material weaknesses in Atleos’ internal controls, investor confidence in Atleos’ financial results may weaken, and Atleos’ stock price may suffer.

Atleos has limited history operating as an independent, publicly traded company, and Atleos’ historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of its future results.

Atleos has limited operating history as an independent, publicly traded company. The historical information about Atleos in this annual report prior to the spin-off refers to Atleos’ business as part of NCR. Atleos’ historical and pro forma financial information is derived from the Consolidated Financial Statements and accounting records of NCR. Accordingly, Atleos’ historical and pro forma financial information does not necessarily reflect the financial condition, results of operations or cash flows that Atleos will achieve as a separate, publicly traded company during the periods presented or those that Atleos will achieve in the future primarily as a result of the factors described below:

•Atleos may need to make significant investments to replicate or outsource certain systems, infrastructure and functional expertise as a result of its spin-off from NCR. These initiatives to develop Atleos’ independent ability to operate without access to NCR’s existing operational and administrative infrastructure will be costly to implement. Atleos may not be able to operate its business efficiently or at comparable costs, and its profitability may decline; and

•Atleos has relied upon NCR for working capital requirements and other cash requirements, including in connection with Atleos’ previous acquisitions. Subsequent to the spin-off, NCR will not be providing Atleos with funds to finance Atleos’ working capital or other cash requirements. After the spin-off, Atleos’ access to and cost of debt financing may be different from the historical access to and cost of debt financing under NCR. Differences in access to and cost of debt financing may result in differences in the interest rate charged to Atleos on financings, as well as the amounts of indebtedness, types of financing structures, and debt markets that may be available to Atleos, which could have an adverse effect on Atleos’ business, financial condition, results of operations, and cash flows.

NCR may fail to perform under various transaction agreements that were executed as part of the spin-off or Atleos may fail to have necessary systems and services in place when NCR is no longer obligated to provide services under the various agreements.

Atleos and NCR entered into certain agreements, such as the separation and distribution agreement, a transition services agreement, a tax matters agreement, certain intellectual property agreements, an employee matters agreement, the commercial agreements and other agreements, which provide for the performance by each company for the benefit of the other for a period of time after the spin-off. If NCR is unable to satisfy its obligations under these agreements, including its indemnification obligations in favor of Atleos, we could incur operational difficulties or losses.

If Atleos does not have in place its own systems and services, and does not have agreements with other providers of these services when the transitional or other agreements terminate, or if Atleos does not implement the new systems or replace NCR’s services successfully, Atleos may not be able to operate its business effectively, which could disrupt its business and have a material adverse effect on its business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services NCR is expected to provide during the transition period.

Under applicable tax law, Atleos may be liable for certain tax liabilities of NCR following the spin-off if NCR were to fail to pay such taxes.

After the spin-off, there is the possibility that certain liabilities of NCR could become Atleos’ obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the NCR United States consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is jointly and severally liable for the United States federal income tax liability of the entire NCR United States consolidated group for that taxable period. Consequently, if NCR is unable to pay the consolidated United States federal income tax liability for a prior period, Atleos could be required to pay the entire amount of such tax which could be substantial and in excess of the amount which may be allocated to it under the tax matters agreement that we intend to enter into with NCR. For a discussion of the tax matters agreement, see the section of the Company’s information statement, which is included as Exhibit 99.1 to Atleos’ Current Report on Form 8-K that was furnished with the SEC on August 15, 2023 (the “Information Statement”), entitled “Certain Relationships and Related Transactions—Agreements with NCR—Tax Matters Agreement”; other provisions of federal law establish similar liability for other matters.

In connection with Atleos’ spin-off from NCR, NCR has and will indemnify Atleos for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Atleos against the full amount of such liabilities, or that NCR’s ability to satisfy its indemnification obligation will not be impaired in the future.

NCR has agreed to indemnify Atleos for certain liabilities as discussed further in the section of the Information Statement entitled “Certain Relationships and Related Transactions—Agreements with NCR.” However, third parties could also seek to hold Atleos responsible for liabilities that NCR has agreed to retain, and there can be no assurance that the indemnity from NCR will be sufficient to protect Atleos against the full amount of such liabilities, or that NCR will be able to fully satisfy its indemnification obligations. In addition, NCR’s insurers may attempt to deny coverage to Atleos for liabilities associated with certain occurrences of indemnified liabilities prior to the spin-off.

In connection with our separation, Atleos has and will assume, and indemnify NCR for, certain liabilities. If we are required to make payments pursuant to these indemnities to NCR, we would need to meet those obligations and our financial results could be adversely impacted.

Atleos has assumed and agreed to indemnify NCR for certain liabilities as discussed further in the section of the Information Statement entitled “Certain Relationships and Related Transactions—Agreements with NCR.” Payments pursuant to these indemnities may be significant and could adversely impact our business, financial condition, results of operations and cash flows, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution or relating to environmental matters.

If the distribution of shares of Atleos, together with certain related transactions, does not qualify as a reorganization within the meaning of sections 368(a)(1)(D) and 355 of the Code that is generally tax-free for U.S. federal income tax purposes, you and NCR could be subject to significant U.S. federal income tax liability and, in certain circumstances, Atleos could be required to indemnify NCR for material taxes pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the distribution of shares of Atleos that NCR receive an opinion of each of Skadden, tax counsel to NCR, and EY, tax advisor to NCR, substantially to the effect that, among other things, the distribution, together with certain related transactions, qualified as a reorganization within the meaning of sections 368(a)(1)(D) and 355 of the Code. The Tax Opinions relied on certain facts, assumptions, representations and undertakings from NCR and Atleos, including those regarding the past and future conduct of the companies’ respective businesses and other matters. Notwithstanding the Tax Opinions, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinions. For more information regarding the Tax Opinions, see the section of the Information Statement entitled “United States Federal Income Tax Consequences of the Distribution.”

If the distribution or any of the above referenced related transactions is determined to be taxable for U.S. federal income tax purposes, a stockholder of NCR that has received shares of Atleos common stock in the distribution and NCR could each incur significant U.S. federal income tax liabilities. In addition, NCR and we could incur significant U.S. federal income tax obligations, whether under applicable law or under the tax matters agreement that we intend to enter into with NCR. For a discussion of the tax consequences of the distribution, together with certain related transactions, please refer to the section entitled “United States Federal Income Tax Consequences of the Distribution.”

To preserve the tax-free treatment to NCR and its stockholders of the distribution and certain related transactions, under the tax matters agreement, Atleos is restricted from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and such related transactions.

To preserve the tax-free treatment to NCR and its stockholders of the distribution and certain related transactions, under the tax matters agreement that Atleos entered into with NCR, Atleos is restricted from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution, together with certain related transactions. Failure to adhere to any such restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on NCR for which we could bear responsibility and for which we could be obligated to indemnify NCR. In addition, even if we are not responsible for tax liabilities of NCR under the tax matters agreement, we nonetheless could potentially be liable under applicable tax law for such liabilities if NCR were to fail to pay such taxes.

The terms of the tax matters agreement may, furthermore, restrict us from taking certain actions, particularly for the two years following the spin-off, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. Any such restrictions could impair our ability to implement strategic initiatives. Also, any indemnity obligation to NCR might discourage, delay or prevent a change of control that we or our stockholders may consider favorable. These restrictions may limit Atleos’ ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax matters agreement, Atleos is required to indemnify NCR against certain tax liabilities as a result of the acquisition of Atleos’ stock or assets, even if Atleos did not participate in or otherwise facilitate the acquisition. For a discussion of the tax matters agreement, see the section of the Information Statement entitled “Certain Relationships and Related Transactions—Agreements with NCR—Tax Matters Agreement.”

The spin-off and related internal restructuring transactions may expose Atleos to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include (a) transfers made or obligations incurred with the actual intent to hinder, delay, or defraud current or future creditors or (b) transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by NCR or Atleos or any of their respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning Atleos’ assets or Atleos’ shares and subjecting NCR and/or Atleos to liability.

The distribution of Atleos common stock is also subject to state corporate distribution statutes. Under the Maryland General Corporation Law (“MGCL”), a Maryland corporation, including NCR, generally may not pay a dividend if, after giving effect to the dividend, the corporation would not be able to pay its debts as such debts become due in the ordinary course of business or, except as provided in the next sentence, the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend which, in NCR’s case, includes the Series A Convertible Preferred Stock. Even if a Maryland corporation does not satisfy the second prong of the distribution test, a Maryland corporation may pay dividends to its stockholders from: (i) the net earnings of the corporation for the fiscal year, or preceding fiscal year, in which the distribution is made or (ii) the sum of the net earnings of the corporation for the preceding eight fiscal quarters. Although NCR made the distribution of Atleos common stock in accordance with the MGCL, neither Atleos nor NCR can ensure that a court would reach the same conclusion in determining the satisfaction of the distribution tests for the separation and the distribution to NCR’s stockholders.

Certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR.

Because of their current or former positions with NCR, certain of Atleos’ executive officers and directors own equity interests in NCR. Following the spin-off, even though the Atleos Board of Directors consists of a majority of directors who are independent, and any of Atleos’ executive officers who were employees of NCR ceased to be employees of NCR upon the spin-off, some of Atleos’ executive officers and directors will continue to have a financial interest in shares of NCR common stock and equity awards. Continuing ownership of shares of NCR common stock and equity awards could create, or appear to create, potential conflicts of interest if Atleos and NCR pursue the same corporate opportunities or face decisions that could have different implications for Atleos and NCR.

Some contracts and other assets transferred or assigned from NCR or its affiliates to Atleos in connection with Atleos’ spin-off from NCR may require the consent of a third party. If such consent is not given, Atleos may not be entitled to the benefit of such contracts and other assets in the future, which could adversely impact Atleos’ financial condition and future results of operations.

The separation and distribution agreement and various local transfer agreements will provide that in connection with Atleos’ spin-off from NCR, a number of contracts with third-parties and other assets are to be transferred or assigned from NCR or its affiliates to Atleos or its subsidiaries. However, the transfer or assignment of certain of these contracts or assets may require the consent of a third party to such a transfer or assignment. Similarly, in some circumstances, Atleos and another business unit of NCR are joint beneficiaries of contracts, and Atleos will need to enter into a new agreement with the third-party to replicate the existing contract or be assigned the portion of the existing contract related to the Atleos’ business. It is possible that some parties may use the requirement of a consent or the fact that the spin-off is occurring to seek more favorable contractual terms from Atleos, to terminate the contract or, to otherwise request additional accommodations, commitments or other agreements from Atleos. If Atleos is unable to obtain such consents on commercially reasonable and satisfactory terms or if the contracts are terminated, Atleos may be unable to obtain the benefits, assets and contractual commitments which are intended to be allocated to Atleos as part of Atleos’ spin-off from NCR. The failure to timely complete the assignment of existing contracts or assets, or the negotiation of new arrangements, or a termination of any of those arrangements, could have a material adverse impact on Atleos’ financial condition and future results of operations. To the extent Atleos requires a specific arrangement and agrees to less favorable terms in connection with obtaining any consent to retain that arrangement, the basis for that arrangement may be less favorable than currently held by NCR and could adversely impact Atleos’ financial conditions and future results of operations. In addition, where Atleos did not obtain, or does not intend to obtain, consent from third-party counterparties based on Atleos’ belief that no consent is required, the third-party counterparties may challenge a transfer of assets on the basis that the terms of the applicable commercial arrangements require the third-party counterparties’ consent. Atleos may incur substantial litigation and other costs in connection with any such claims and, if Atleos does not prevail, Atleos’ ability to use these assets could be materially and adversely impacted.

Atleos is not able to rely on the earnings, assets or cash flow of NCR and NCR will not provide funds to finance Atleos’ working capital or other cash requirements, which may impact the margins charged to Atleos on debt financings, the amounts of indebtedness, types of financing structures and debt markets that may be available to Atleos, and Atleos’ ability to make payments on and to refinance any indebtedness.

Atleos has historically relied upon NCR to finance its working capital requirements and other cash requirements. Atleos is no longer able to rely on the earnings, assets or cash flow of NCR and NCR will not provide funds to finance Atleos’ working capital or other cash requirements. As a result, Atleos is responsible for obtaining and maintaining sufficient working capital and other funds to satisfy its cash requirements and for servicing its own debt. After the spin-off, Atleos’ access to and cost of debt financing may be different from the historical access to and cost of debt financing available to NCR. Differences in access to and cost of debt financing may result in differences in the margins charged to Atleos on debt financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to Atleos.

In addition, if Atleos’ cash flow from operations is less than it anticipates, or if Atleos’ cash requirements are more than it expects, Atleos may require more additional access to capital and may need to incur additional debt or raise additional funds. However, debt or equity financing may not be available to Atleos on terms acceptable or favorable to Atleos, if at all, and will depend on a number of factors, many of which are beyond Atleos’ control, such as the state of the credit and financial markets and other economic, financial and geopolitical factors. If Atleos incurs additional debt or raises equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders thereof rights, preferences and privileges senior to those of holders of Atleos’ common stock, particularly in the event of liquidation. The terms of such debt may also impose additional and more stringent restrictions on Atleos’ operations than it is currently subject to. If Atleos raises funds through the issuance of additional equity, your percentage ownership in Atleos would be diluted. If Atleos is unable to raise additional capital when needed, it could affect Atleos’ financial condition, which could adversely impact your investment in Atleos.

RISKS RELATED TO ATLEOS COMMON STOCK

Atleos cannot be certain that an active trading market for its common stock will be sustained and Atleos’ stock price may fluctuate significantly.

Atleos cannot guarantee that an active trading market will be sustained for its common stock, nor can Atleos predict the prices at which shares of its common stock may trade.

Similarly, Atleos cannot predict the effect of the spin-off on the trading prices of its common stock. The combined trading prices of NCR common stock and Atleos common stock after the separation, as adjusted for any changes in the combined capitalization of these companies, may not be equal to or greater than the trading price of NCR common stock prior to the spin-off. The price at which Atleos common stock trades may fluctuate significantly.

The market price of Atleos common stock may fluctuate significantly due to a number of factors, some of which may be beyond Atleos’ control, including:

•Atleos’ business profile, market capitalization or capital allocation policies may not fit the investment objectives of NCR’s historical stockholders, causing a shift in Atleos’ investor base and Atleos common stock may not be included in some indices in which NCR’s, prior to the spin off, common stock was included, causing certain holders to sell their shares;

•Atleos’ quarterly or annual earnings, or those of other companies in its industry;

•the failure of securities analysts to cover Atleos common stock;

•actual or anticipated fluctuations in Atleos’ operating results;

•changes in earnings estimates by securities analysts or Atleos’ ability to meet those estimates;

•Atleos’ ability to meet its forward looking guidance;

•the operating and stock price performance of other comparable companies;

•overall market fluctuations and domestic and worldwide economic conditions; and

•other factors described in these “Risk Factors.”

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. Broad market and industry factors may materially harm the market price of Atleos’ common stock, regardless of Atleos’ operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

In addition, investors may have difficulty accurately valuing Atleos common stock. Investors often value companies based on the stock prices and results of operations of other comparable companies. Investors may find it difficult to find comparable companies and to accurately value Atleos common stock, which may cause the trading price of Atleos common stock to fluctuate.

Any sales of substantial amounts of shares of Atleos common stock in the public market or the perception that such sales might occur may cause the market price of Atleos common stock to decline.

Atleos’ shares are freely tradeable without restriction or further registration under the United States Securities Act of 1933, as amended (the “Securities Act”), unless the shares are owned by one of Atleos’ “affiliates,” as that term is defined in Rule 405 under the Securities Act.

Atleos is unable to predict if and when large amounts of its common stock may be sold in the open market. Atleos is also unable to predict whether a sufficient number of buyers would be in the market at that time. In this regard, a portion of NCR common stock is held by index funds tied to stock indices. If Atleos is not included in these indices, these index funds may be required to sell Atleos common stock. Whether related to the foregoing or otherwise, sales of substantial amounts of shares of Atleos common stock in the public market, or the perception that such sales might occur, may cause the market price of Atleos common stock to decline.

Atleos cannot guarantee the timing, amount or payment of dividends on its common stock.

The timing, declaration, amount and payment of future dividends to Atleos’ stockholders will fall within the discretion of the Atleos Board of Directors. The Atleos Board of Directors’ decisions regarding the authorization of dividends will depend on many factors, such as Atleos’ financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the Atleos Board of Directors deems relevant. For more information, see the section of the Information Statement entitled “Dividend Policy.” Atleos’ ability to pay dividends will depend on its ongoing ability to generate cash from operations and access to the capital markets. Atleos cannot guarantee that it will pay a dividend in the future or continue to pay any dividend if Atleos commences paying dividends.

Your percentage of ownership in Atleos may be diluted in the future.

Your percentage ownership in Atleos may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that Atleos may grant to its directors, officers and employees.

In addition, Atleos’ charter authorizes Atleos to issue, without the approval of Atleos’ stockholders, one or more classes or series of preferred stock having such designation, powers, preferences, and relative, participating, optional and other special rights, including preferences over Atleos common stock respecting dividends and distributions, as the Atleos Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Atleos common stock. For example, Atleos could grant the holders of preferred stock the right to elect some number of Atleos’ directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Atleos could assign to holders of preferred stock could affect the residual value of Atleos common stock.

Certain provisions in Atleos’ charter and bylaws, and of Maryland law, may prevent or delay an acquisition of Atleos, which could decrease the trading price of the common stock.

Atleos’ charter and bylaws contain, and Maryland law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the NCR Atleos Board of Directors rather than to attempt a hostile takeover. With respect to the charter and bylaws, these provisions include, among others:

•Authority of the Atleos Board of Directors to issue capital stock, including to issue a class or series of preferred stock with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of such class or series as the Atleos Board of Directors so determines;

•Members of the Atleos Board of Directors may be removed at any time, but only for cause, and then only by the affirmative vote of the holders of a majority of the voting power of all outstanding shares then entitled to vote at an election of directors, voting together as a single class; and

•Advance notice required for stockholder nominations of individuals for election to the Atleos Board of Directors and stockholder proposals of other business to be considered by the stockholders at an annual meeting of stockholders of not earlier than the 120th day, and not later than 5:00 p.m., eastern time, on the 90th day prior to the first anniversary of the proxy statement for the preceding year’s annual meeting, which shall set forth the information required by the bylaws.

In addition, Atleos, as a Maryland corporation, is subject to various Maryland laws that may have the effect of discouraging offers to acquire Atleos and increasing the difficulty of consummating any such offers. These include:

•Maryland Business Combination Act: The Maryland Business Combination Act provides that, subject to certain exceptions and limitations, certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares of stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock.

•Maryland Control Share Acquisition Act: The Maryland Control Share Acquisition Act provides that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers, or by our employees who are also directors of Atleos. Atleos’ bylaws contain a provision exempting acquisitions of shares of Atleos’ stock from the Maryland Control Share Acquisition Act. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

•Title 3, Subtitle 8 of the MGCL: These provisions of the MGCL will permit the Atleos Board of Directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Additionally, the MGCL provides, among other things, that the Atleos Board of Directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time, and place for special meetings of the stockholders. To date, Atleos does not intend to adopt a stockholders’ rights plan.

Atleos believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Atleos Board of Directors and by providing the Atleos Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make Atleos immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Atleos Board of Directors determines is not in the best interests of Atleos and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Atleos’ bylaws contain an exclusive forum provision that could limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against Atleos and any of our directors, officers or other employees.

Atleos’ bylaws provide that, unless Atleos’ Board of Directors otherwise determines, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, other than any action asserting only claims arising under federal securities laws, including, without limitation, (i) any derivative action or proceeding brought on behalf of Atleos other than any action asserting solely claims under federal securities laws, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of Atleos to Atleos or to the stockholders of Atleos or (iii) any action asserting a claim against Atleos or any director or officer or other employee of Atleos arising pursuant to any provision of the MGCL, the charter or the bylaws of Atleos, or (b) any other action asserting a claim against Atleos or any director or officer or other employee of Atleos that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock is deemed to have notice of and consented to the provisions of our bylaws, including the exclusive forum provisions. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees. We believe that requiring these claims to be filed in a single court in Maryland is advisable because (i) litigating these claims in a single court avoids unnecessarily redundant, inconvenient, costly and time-consuming litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state.

We could be subject to actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

While we seek to actively engage with stockholders and consider their views on business, strategy, and environmental, social and governance issues, responding to these stockholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management. Uncertainties associated with such activities could interfere with our ability to effectively execute our strategic plan, impact customer retention and long-term growth, and limit our ability to hire and retain personnel. In addition, actions of these stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. The Company has an enterprise risk management (“ERM”) program to identify, evaluate, and manage risks, including cybersecurity risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program. The Company believes that integrating cybersecurity risks into its ERM program fosters a proactive and holistic approach to cybersecurity, which helps safeguard the Company’s operations, financial condition, and reputation in an ever-evolving threat landscape. Atleos’ ERM programs support the Company’s strategic objectives and corporate governance responsibilities. The ERM programs include the following primary objectives:

•Establish a standard risk framework and supporting policies and processes to identify, assess, respond to, and report on business risks and opportunities, including cybersecurity threats;
•Establish clear roles and responsibilities in support of the Company’s risk management activities, including cybersecurity;
•Ensure appropriate independent oversight of business risks and opportunities and the impacts of related business decisions on the Company’s risk profiles and tolerances;
•Ensure appropriate communication and reporting of business risks and opportunities including related response strategies and controls to Atleos’ executive leadership and Board of Directors; and
•Provide relevant training to executives, managers and employees.

We utilize various information technology and data protection services to help detect and prevent cyberattacks, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, multiple threat intelligence services, threat hunting managed security service provider (MSSP), identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will always be successful and any failure could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our reputation, legal exposure and financial losses.

The Company has also established relationships with cybersecurity firms and internal cybersecurity experts, which it engages in connection with certain suspected incidents. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense.

To further our commitment to data privacy and cybersecurity:

•Atleos maintains the ISO 27001 certification for certain locations throughout the United States, Europe, Australia, and India;
•Third-party audits for PCI-DSS, PA-DSS and SSAE-18 SOC2 are conducted for certain service offerings;
•Atleos engages third party experts to perform penetration tests to attempt to infiltrate our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•Atleos maintains a robust information security awareness and training program. Employees and contingent workers are required to complete training within 30 days of hire, as well as an annual refresher course;
•Atleos performs regular testing to help ensure employees can identify email “phishing” attacks; and
•Atleos’ corporate insurance policies include certain information security risk policies that cover network security, privacy and cyber events.

As part of our overall ERM approach, our third-party risk management program is designed to ensure proper risk identification and oversight of Atleos’ vendors and includes the following objectives:

•Perform risk-based segmentation and prioritization of all existing and new Atleos vendors;
•Perform sanctions screenings on all vendors and anti-bribery, anti-corruption screenings on applicable vendors;
•Perform extended due diligence on identified high risk vendors to include responsible sourcing, business continuity, information security, data privacy, and other reviews as applicable; and
•Perform a financial risk assessment on identified high risk vendors
The Company also employs advanced screening and due diligence processes and tools, including data privacy and cybersecurity specific evaluations as applicable, as part of our standard third-party onboarding and continuous monitoring processes.

As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1.A Risk Factors—Data protection, cybersecurity and data privacy issues could adversely impact our business.”

Governance

The Board

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit Committee of the Board has oversight responsibility for the Company’s Enterprise Risk Management (ERM) framework, including managing cybersecurity threat risks and cybersecurity incidents. Specifically, the Audit Committee oversees the design, implementation and maintenance of an effective ERM framework for the Company’s overall operational, information security, strategic, reputational, technology, and other risks. To fulfill its oversight responsibility, the Audit Committee also regularly reviews, consults, and discusses with management on strategic direction, challenges, and risks faced by the Company. The Audit Committee also regularly receives management reports on information security and enhancements to cybersecurity protections, including benchmarking assessments, which it then shares with the Board. Included among the members of both the Board and the Audit Committee are directors with substantial expertise in cybersecurity matters, and Board members actively engage in dialogue on the Company’s information security plans, and in discussions of improvements to the Company’s cybersecurity defenses. When, in management’s or the Board’s judgment, a threatened cybersecurity incident has the potential for material impacts, management, the Board and applicable committees of the Board will engage to assess and manage the incident.

As discussed below, members of management report to the Audit Committee which reports to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

Management

At the management level, Atleos also established the Office of Risk Management and appointed a Chief Risk Officer to assist the Company in fulfilling its objectives relating to enterprise risk management (ERM), ethics & compliance (E&C), data privacy, third-party risk management (TPRM), business continuity planning (BCP) and sustainability. The Company’s Chief Risk Officer is responsible for developing and managing formal programs designed to identify, assess and respond to material and emerging risks and opportunities that may impact the achievement of the Company’s strategic objectives.

Under the direction of Atleos’ Chief Security & Cash Operations Officer, the Global Information Security organization is responsible for implementing and maintaining an information security program with the goal to protect information technology resources and protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets. Also, we employ various information technology and protection methods designed to promote data security including firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption.

In addition to the Chief Risk Officer, our Chief Compliance Officer has a direct channel to the Board. Further, our Chief Compliance Officer oversees investigations pertaining to fraud, conflicts of interest, violations of laws, and other similar matters, and reports on those activities to one or more Committees of the Board. All of these channels to the Board are designed to: prevent risks and initiatives from being siloed into one channel and provide a clear and accurate picture of the Company’s evolving risk landscape.

Our Chief Risk Officer has 20+ years of experience developing and leading global risk organizations across multiple Fortune 500 companies. He holds an undergraduate degree in aerospace engineering from the Georgia Institute of Technology.

Our Chief Compliance Officer has 40+ years of experience leading global legal and compliance departments. He holds an undergraduate degree in economics from the Wharton School of Business and a Juris Doctor from Columbia University School of Law.

Our Chief Security and Cash Operations Officer has extensive expertise in a wide array of information and physical security operations, emphasizing threat and vulnerability management, malware protection and cyber forensics. He has served in various security leadership roles and holds multiple patents for systems and methods related to information security risk assessment. He holds a bachelor’s degree from Midwestern State University.

Item 2.         PROPERTIES

As of December 31, 2023, Atleos operated 277 facilities consisting of approximately 3.3 million square feet in 56 countries throughout the world, which are generally used by all of Atleos’ operating segments. On a square footage basis, 13% of these facilities are owned and 87% are leased. Within the total facility portfolio, Atleos operates two research and development and manufacturing facilities totaling 0.1 million square feet, 100% of which is leased. The remaining 3.2 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 86% leased.

Atleos is headquartered in Atlanta, Georgia, USA. Our address at our corporate headquarters is 864 Spring Street Northwest, Atlanta, Georgia, 30308 USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Atleos’ common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NATL.” There were approximately 66,170 holders of Atleos common stock as of March 15, 2024.

Dividends

Atleos did not pay cash dividends in 2023. The declaration of dividends has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and is further subject to the discretion of Atleos’ Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of Atleos stock, the Russell 2000 Stock Index, Standard & Poor’s Composite 1500 Transaction & Payment Processing Services Index and the Standard & Poor’s 500 Stock Index. This graph covers the period from October 17, 2023, the first trading day of Atleos common stock following the separation from NCR Corporation, through December 31, 2023.

Comparison of Cumulative Total Return [1]

$120
$110
$100
$90
10/17/23
10/31/23
11/30/23
12/31/23
NCR Atleos Corporation
S&P 500 Index
Russell 2000 Index
S&P Composite 1500 Transaction & Payment Processing Services Index

Company / Index	10/23	11/23	12/23
NCR Atleos Corporation	$103	$104	$114
S&P 500 Stock Index	$96	$105	$109
Russell 2000 Index	$94	$103	$115
S&P Composite 1500 Transaction & Payment Processing Services Index	$95	$105	$108
(1) In each case, assumes a $100 investment on October 17, 2023, and reinvestment of all dividends, if any.

Purchase of Company Common Stock

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2023, 0.3 million shares of vested restricted stock were purchased at an average price of $23.04 per share.

The Company’s repurchase of its common stock has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and is further subject to the discretion of Atleos’ Board of Directors.

Item 6.        [Reserved]

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See sections entitled “Forward-Looking Statements” and “Risk Factors” in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the year as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022. Refer to the section below entitled “Spin-off from NCR” for additional information regarding the basis of presentation.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at December 31, 2023.

•Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

For management’s discussion of our consolidated results for the year ended December 31, 2022 in comparison with the year ended December 31, 2021, and other financial information related to fiscal year 2022, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10 (as previously referred to as NCR ATMCo), and in our information statement, which is included as Exhibit 99.1 to Atleos’ Current Report on Form 8-K that was furnished with the SEC on August 15, 2023 (the “Information Statement”).

OVERVIEW

BUSINESS OVERVIEW

Atleos is an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, merchants, manufacturers, retailers and consumers. Self-directed banking is a rapidly growing, secular trend that allows banking customers to transact seamlessly between various channels all for the same transaction. Our comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network. While we provide all our solutions on a modular basis, we have also assembled these capabilities into a turnkey, end-to-end platform which we have branded “ATM as a Service.”

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

We manage our operations in the following segments: Self-Service Banking, Network, and T&T.

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

•Network - Provides a cost-effective way for financial institutions, fintechs, neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX business gives consumers the ability to buy and sell Bitcoin.

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
Spin-off from NCR

On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023.

The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s shareholders at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Each holder of NCR’s common stock received one share of Atleos’ common stock for every two shares of NCR common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the New York Stock Exchange (“NYSE”). Following the Distribution, Voyix does not beneficially own any shares of Atleos common stock and will no longer consolidate Atleos results with any Voyix results.

In connection with the Spin-off, we have incurred and expect to incur in the future one-time separation costs, which include one-time and non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a stand-alone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee related costs, development of our brand and other matters. We expect the separation-related costs will continue through at least fiscal year 2024.

Periods prior to Separation

On October 16, 2023, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from NCR’s consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are now referred to as “Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Prior to the Separation, the Consolidated Statements of Operations include all revenues and costs directly attributable to Atleos, including costs for facilities, functions and services used by Atleos. Atleos’ businesses have historically functioned together with the other businesses controlled by NCR. Accordingly, Atleos relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to Atleos including (i) certain general and administrative expenses related to NCR support functions that are provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses have been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if Atleos had been operated on a standalone basis for the periods presented. All charges and allocations for facilities, functions and services performed by NCR have had been deemed settled in cash by Atleos to NCR in the period in which the cost was recorded in the Consolidated Statements of Operations.

Prior to the Separation, NCR utilized a centralized approach to managing its treasury operations. The cash and cash equivalents held by NCR at the corporate level were not specifically identifiable to Atleos; and therefore, had not been reflected in the Company’s Consolidated Balance Sheets prior to Separation. Cash and cash equivalents and restricted cash in the Consolidated Balance Sheets prior to Separation represent cash and cash equivalents and restricted cash held by legal entities of the Company that were specifically attributable to the Company.

Prior to the Separation, NCR’s external debt and related interest expense had not been attributed to the Company for the periods presented because NCR’s borrowings were neither directly attributable to the Company nor was the Company the legal obligor of such borrowings.

Prior to the Separation, transactions historically settled in cash between the Company and NCR had been reflected in the Consolidated Balance Sheets as Related party receivable, Related party payable, or Borrowings from related party with the aggregate net effect of those related party transactions reflected in the Consolidated Statements of Cash Flows as Related party receivables and payables within operating activities, Amounts advanced for or Repayments received from related party notes receivable in investing activities, or Proceeds from or payments on related party borrowings within financing activities. Other balances between the Company and NCR were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded. The aggregate net effect of transactions between the Company and NCR that were not historically settled in cash had been reflected in the Consolidated Balance Sheets as Net investment from NCR Corporation and in the Consolidated Statements of Cash Flows as Net transfers from (to) NCR Corporation within financing activities.

Prior to the Separation, income tax expense and tax balances were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone company even though the Company filed as part of NCR’s tax group in certain jurisdictions prior to Separation. The Company’s portion of income tax expense for domestic, and certain jurisdictions outside the United States (“U.S.”), were deemed to have been settled in the period the related tax expense was recorded.

Net investment from NCR Corporation in the Consolidated Balance Sheets represents NCR’s historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from NCR.

Periods Post Separation

For the period subsequent to October 16, 2023, as a standalone publicly traded company, Atleos presents its financial statements on a consolidated basis. The Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with GAAP.

In connection with the Spin-off, we entered into a Separation and Distribution Agreement and various other agreements with Voyix. These agreements provide a framework for our relationship with Voyix and govern various interim and ongoing relationships between Atleos and Voyix. These agreements with Voyix are described in the section of the Information Statement titled “Certain Relationships and Related Transactions-Agreements with NCR.” Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, manufacturing services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements.

STRATEGIC INITIATIVES AND TRENDS

Atleos is expected to be a cash-generative business positioned to focus on delivering ATM as a Service to a large, installed customer base across banks and retailers. We believe it will build on our leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. Atleos is expected to also continue shifting to a highly recurring revenue model to drive stable cash flow and capital returns to shareholders.

Additionally, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics plc (“Cardtronics”) and LibertyX to accelerate our Network business as we go to market with a more robust offering in this segment. Cardtronics is expected to accelerate our ATM as a Service strategy by adding the Allpoint debit network, and LibertyX is expected to enable Atleos to provide a digital currency solutions, including the ability to buy and sell Bitcoin and conduct cross-border remittance using Bitcoin.

We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all shareholders.

Impacts from Geopolitical and Macroeconomic Challenges

We continue to be exposed to macroeconomic pressures such as higher interest rates, commodity and energy prices, foreign currency fluctuations, and increased logistics costs as a result of geopolitical challenges, including those due in part to the war between Russia and Ukraine and the conflict between Israel and Hamas. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.

The bank failures in 2023, in addition to other global macroeconomic conditions, have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.

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

For further information on the risks posed to our business from geopolitical and macroeconomic factors, refer to Part I, Item 1A “Risk Factors”, of this Form 10-K, including the risk factor titled, “A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences.” For further information on exposures to interest rate and foreign exchange risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-K.

Impacts from Seasonality and Tourism

Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of each year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually have an increase in transaction volume during the warmer summer months, aided by increased vacation and holiday travel. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volume to continue. For further information on the seasonality of our business, refer to Part I, Item 1 “Business - Seasonality” of this Form 10-K.

RESULTS OF OPERATIONS

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the years ended December 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Recurring revenue (1)	$2,982	$2,795	$2,145	71.2%	67.7%	60.4%	7%	30%
All other products and services	1,209	1,336	1,404	28.8%	32.3%	39.6%	(10)%	(5)%
Total Revenue	$4,191	$4,131	$3,549	100.0%	100.0%	100.0%	1%	16%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Net income (loss) attributable to Atleos and Adjusted EBITDA(2) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Net income (loss) attributable to Atleos	$(134)	$108	$186	(3.2)%	2.6%	5.2%	(224)%	(42)%
Adjusted EBITDA (2)	$732	$685	$586	17.5%	16.6%	16.5%	7%	17%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Non-GAAP Financial Measures and Use of Certain Terms:

Non-GAAP Financial Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Atleos’ management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of performance of the Company’s ongoing business operations. Atleos determines Adjusted EBITDA based on GAAP Net income attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker (“CODM”) in evaluating segment performance and are separately delineated to reconcile back to total reported income attributable to Atleos. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Atleos management to make decisions regarding our segments and to assess our financial performance. Refer to the table below for the reconciliations of Net income attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of December 31, 2023, we have ceased operations in Russia and have completed the liquidation of our only subsidiary in Russia. As a result, our presentation of segment revenue and Adjusted EBITDA for the years ending December 31, 2022 and 2021 exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. No charges have been recognized for the twelve months ended December 31, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

Atleos’ definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

Use of Certain Terms
Recurring revenue: All revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, processing revenue, interchange and network revenue, Bitcoin related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

In millions	2023	2022	2021
Net income (loss) attributable to Atleos (GAAP)	$(134)	$108	$186
Interest expense, net(1)	90	31	49
Interest income	(5)	—	—
Income tax expense	239	50	64
Depreciation and amortization	151	159	104
Acquisition-related amortization of intangibles	98	100	55
Stock-based compensation expense	68	66	82
Separation costs	170	—	—
Acquisition-related costs	—	8	95
Transformation and restructuring costs	28	63	25
Pension mark-to-market adjustments	27	78	(70)
Russia operations	—	22	(4)
Adjusted EBITDA (Non-GAAP)	$732	$685	$586
(1) Includes Related party interest expense, net, as presented in the Consolidated Statements of Operations.

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Product revenue	$1,030	$1,098	$1,036	24.6%	26.6%	29.2%	(6)%	6%
Service revenue	3,161	3,033	2,513	75.4%	73.4%	70.8%	4%	21%
Total revenue	4,191	4,131	3,549	100.0%	100.0%	100.0%	1%	16%
Product gross margin	184	126	164	17.9%	11.5%	15.8%	46%	(23)%
Service gross margin	749	793	728	23.7%	26.1%	29.0%	(6)%	9%
Total gross margin	933	919	892	22.3%	22.2%	25.1%	2%	3%
Selling, general and administrative expenses	585	586	537	14.0%	14.2%	15.1%	—%	9%
Research and development expenses	77	64	107	1.8%	1.5%	3.0%	20%	(40)%
Income from operations	271	269	248	6.5%	6.5%	7.0%	1%	8%
Interest expense	(77)	—	—	(1.8)%	—%	—%	n/m	n/m
Related party interest expense, net	(13)	(31)	(49)	(0.3)%	(0.8)%	(1.4)%	(58)%	(37)%
Other (expense) income, net	(74)	(81)	52	(1.8)%	(2.0)%	1.5%	(9)%	(256)%
Income before income taxes	107	157	251	2.6%	3.8%	7.1%	(32)%	(37)%
Income tax expense	239	50	64	5.7%	1.2%	1.8%	378%	(22)%
Net income (loss)	$(132)	$107	$187	(3.1)%	2.6%	5.3%	(223)%	(43)%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin, service gross margin and total gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Product revenue	$1,030	$1,098	$1,036	24.6%	26.6%	29.2%	(6)%	6%
Service revenue	3,161	3,033	2,513	75.4%	73.4%	70.8%	4%	21%
Total revenue	$4,191	$4,131	$3,549	100.0%	100.0%	100.0%	1%	16%

Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

Revenue results in the fourth quarter of 2023 were negatively impacted by the delayed transfer of eleven legal entities to Atleos following our separation from Voyix, due to local processes of setting up Atleos legal entities. Prior to the Separation, the operating results of each of these entities were included within Atleos’ results under carve-out methodology as all entities were dedicated to the Atleos business. Of these eleven entities, four transferred during the fourth quarter of 2023 and the remaining entities are expected to transfer by the second quarter of 2024. We estimate the delayed transfer of these entities resulted in an approximately $40 million decline in revenue in 2023 compared to the prior year period.

Total revenue increased 1% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by our shift to recurring service revenue streams. Product revenue decreased 6% due to decreases of approximately $48 million in hardware revenue and $26 million in software license revenue, partially offset by an increase in Bitcoin-related revenue of $10 million. Declines in hardware and software license revenue are partially due to the shift in the business from one-time hardware and perpetual license sales to ATM as a Service and software subscriptions as well as a $12 million reduction due to the delayed legal entities described above.

Service revenue increased 4% due to increases of approximately $74 million in ATM as a Service revenue and $55 million of transaction processing services revenue as well as $11 million in other software-related revenues, partially offset by a decline in hardware maintenance and installation revenue of $23 million. The increase in transaction processing services was driven by the favorable mix of payments transactions year-over-year, while the growth in ATM as a Service revenue and declines in hardware maintenance and installation revenues were partially due to the continued shift to our ATM as a Service offering, whereby we own the ATMs and charge per ATM for the service. The delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $19 million and $9 million, respectively.

Gross Margin

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Product gross margin	$184	$126	$164	17.9%	11.5%	15.8%	46%	(23)%
Service gross margin	749	793	728	23.7%	26.1%	29.0%	(6)%	9%
Total gross margin	$933	$919	$892	22.3%	22.2%	25.1%	2%	3%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

Gross margin as a percentage of revenue was 22.3% in 2023 compared to 22.2% in 2022. Gross margin for the year ended December 31, 2023 included $51 million of reserves on net assets transferred and incremental retention costs paid out as part of the Spin-off from Voyix, $65 million related to amortization of acquisition-related intangible assets, $20 million of stock-based compensation expense, and $1 million related to transformation and restructuring costs. Gross margin for the year ended December 31, 2022 included $60 million related to amortization of acquisition-related intangible assets, $27 million of stock-based compensation expense, $17 million related to transformation and restructuring costs, and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Excluding these items, gross margin as a percentage of revenue increased slightly from 25.0% to 25.5%. Following the series of geopolitical and macroeconomic challenges that had a significant impact on costs in the first and second quarters of 2022, we took action to mitigate these impacts and have had reductions in fuel, shipping costs and component parts cost compared to prior year which has improved our product gross margins by approximately $64 million. These improvements were partially offset in our services gross margin by increased interest rates driving $46 million of higher rental cost on our vault cash agreements.

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Selling, general and administrative expenses	$585	$586	$537	14.0%	14.2%	15.1%	—%	9%

Selling, general, and administrative expenses were $585 million in 2023, compared to $586 million in 2022. As a percentage of revenue, selling, general and administrative expenses were 14.0% in 2023 and 14.2% in 2022. In 2023, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $43 million of stock-based compensation expense, $33 million of acquisition-related amortization of intangibles, and $97 million in IT separation, consulting, audit, legal, and incremental retention costs related to the Company’s Spin-off from Voyix. In 2022, selling, general and administrative expenses included $38 million of transformation and restructuring costs, $35 million of stock-based compensation expense, $40 million of acquisition-related amortization of intangibles, $8 million of acquisition-related costs, and $3 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 11.2% in 2022 to 9.6% in 2023, due to higher allocated IT infrastructure costs of $13 million in the second quarter of 2022 related to the enterprise resource planning (“ERP”) system conversion as well as lower real estate costs compared to prior year driven by cost mitigation actions implemented.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Research and development expenses	$77	$64	$107	1.8%	1.5%	3.0%	20%	(40)%

Research and development expenses were $77 million in 2023, compared to $64 million in 2022. As a percentage of revenue, these costs were 1.8% in 2023 and 1.5% in 2022. In 2023, research and development expenses included $5 million of stock-based compensation expense and $3 million of costs related to the Company’s separation from Voyix. In 2022, research and development expenses included $8 million of transformation and restructuring costs and $4 million of stock-based compensation expense. After considering these items, research and development expenses increased as a percentage of revenue from 1.3% in 2022 to 1.6% in 2023 due to higher employee benefit related costs in 2023.

Interest Expense and Related Party Interest Expense, Net

				Increase (Decrease)
In millions	2023	2022	2021	2023 v 2022	2022 v 2021
Interest expense	$77	$—	$—	n/m	n/m
Related party interest expense, net	$13	$31	$49	(58)%	(37)%

Interest expense was $77 million in 2023. Interest expense is primarily related to the Company’s senior unsecured notes and borrowings under the Company’s Senior Secured Credit Facility entered into in connection with the Spin-off. The Company had no external interest expense in 2022. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt.

Related party interest expense, net was $13 million in 2023 compared to $31 million in 2022. The decrease was related to repayment of certain related party borrowings during the period.

Other (Expense) Income, net

Other (expense) income, net was expense of $74 million in 2023 and expense of $81 million in 2022, with the components reflected in the following table:

In millions	2023	2022	2021
Interest income	$5	$—	$—
Foreign currency fluctuations and foreign exchange contracts	(33)	(9)	(17)
Bank-related fees	(14)	—	—
Employee benefit plans	(22)	(63)	85
Other, net	(10)	(9)	(16)
Other (expense) income, net	$(74)	$(81)	$52

Employee benefit plans within Other (expense) income, net includes the components of pension, postemployment and postretirement expense, other than service cost, as well as actuarial gains and losses from the annual pension mark-to-market adjustment. In 2023, there was a net actuarial loss of $27 million compared to a net actuarial loss of $78 million in 2022. The net actuarial loss in 2023 was primarily due to a decrease in discount rates in measuring the benefit obligation, partially offset by the impact of economic improvements on the value of plan assets. The actuarial loss in 2022 was primarily due to the impact of economic downturns on the value of plan assets, partially offset by an increase in discount rates in measuring the benefit obligation.

In 2023, the Company incurred bank-related fees of $14 million related to certain structuring and commitment fees as a result of the financing transactions entered into in connection with the Separation.

Income Taxes

				Increase (Decrease)
In millions	2023	2022	2021	2023 v 2022	2022 v 2021
Income tax expense	$239	$50	$64	378%	(22)%

Our effective tax rate was 223% in 2023, 32% in 2022, and 25% in 2021. In 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $120 million discrete tax expenses. Approximately $105 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off. The 2023 tax rate was also impacted by the establishment of a $44 million valuation allowance from recording a valuation allowance against deferred tax assets in the United Kingdom, Canada, Cyprus, Austria and other jurisdictions. During 2022, our tax rate was impacted by a $1 million benefit from the reversal of valuation allowances against changes in deferred tax assets in certain foreign jurisdictions and a $10 million expense attributable to U.S. and foreign return-to-provision true-up adjustments.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2024, the Company may resolve certain tax matters in foreign jurisdictions that could have an impact on the effective tax rate in 2024.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income/loss, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Self-Service Banking, Network and Technology & Telecommunications (T&T). Segments are measured for profitability by the Company’s chief operating decision maker (CODM) based on revenue and segment Adjusted EBITDA. Refer to the section above entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).

The following table shows our segment revenue and Adjusted EBITDA for the years ended December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Revenue
Self-Service Banking	$2,581	$2,582	$2,530	61.6%	62.5%	71.3%	—%	2%
Network	1,267	1,198	600	30.2%	29.0%	16.9%	6%	100%
T&T	196	219	253	4.7%	5.3%	7.1%	(11)%	(13)%
Total Segment Revenue	$4,044	$3,999	$3,383	96.5%	96.8%	95.3%	1%	18%
Other (2)	147	123	118	3.5%	3.0%	3.3%	20%	4%
Other adjustment (3)	—	9	48	—%	0.2%	1.4%	(100)%	(81)%
Consolidated Revenue	$4,191	$4,131	$3,549	100.0%	100.0%	100.0%	1%	16%

Adjusted EBITDA by segment
Self-Service Banking	$630	$549	$600	24.4%	21.3%	23.7%	15%	(9)%
Network	$379	$352	$214	29.9%	29.4%	35.7%	8%	64%
T&T	$33	$47	$57	16.8%	21.5%	22.5%	(30)%	(18)%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

(2) Other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the Separation, Other also includes revenues from commercial agreements with Voyix.
(3) Other adjustment reflects the revenue attributable to the Company’s operations in Russia that were excluded from management’s measure of revenue due to our announcement in Q1 of 2022 to suspend sales to Russia and anticipated orderly wind down of our operations in the country.

Segment Revenue

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Self-Service Banking revenue for the year ended December 31, 2023 was flat in comparison to the prior year period. ATM as a Service revenue increased approximately $74 million compared to the prior year period. These increases were partially offset by declines in ATM hardware of $46 million, hardware maintenance and installation of $24 million, and software-related revenue of $6 million compared to the prior year period. Revenue results for the periods were primarily due to the shift from non-recurring revenues to recurring ATM as a Service arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. The delayed transfer of legal entities drove a reduction of approximately $34 million. Software and services revenue as a percent of total Self-Service Banking segment revenue were 70% and 68% in the twelve months ended December 31, 2023 and 2022, respectively.

Network revenue increased 6% for the year ended December 31, 2023 compared to the prior year period. The increase in revenue was due to an approximately $55 million increase in transaction processing services revenue driven by an increase in higher value ATM transactions and a $10 million increase in Bitcoin-related revenue.

T&T revenue decreased 11% for the year ended December 31, 2023 compared to the prior year period. The decrease was due to declines in hardware and software license revenue of $10 million and hardware maintenance and installation service revenue of $13 million, driven by a reduction in activity for some of our larger customers and approximately $2 million related to the delayed transfer of legal entities.

Segment Adjusted EBITDA

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Self-Service Banking Adjusted EBITDA increased 15% for the year ended December 31, 2023 compared to the prior year period. The margin expansion is due to improvement in component and fuel costs, particularly in ATM hardware, as well as an increase in higher margin recurring revenue streams. These improvements were partially offset by an increase in employee benefit-related costs and approximately $12 million decline due to the delayed transfer of legal entities.

Network Adjusted EBITDA increased by 8% for the year ended December 31, 2023 compared to the prior year period due to the increase in higher margin transaction revenue described above. These improvements were partially offset by significantly higher interest rates on our vault cash agreements driving additional cost of $46 million, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.

T&T Adjusted EBITDA decreased 30% for the year ended December 31, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was driven by the decrease in revenue.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As part of NCR, our principal sources of cash were cash generated from operations and funding from NCR as Atleos historically participated in NCR’s centralized treasury management and overall financing arrangements. Following the completion of the Spin-off on October 16, 2023, the Company’s capital structure and sources of liquidity changed significantly from our historical capital structure because we are no longer part of NCR’s centralized treasury management and centralized funding programs. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.

Atleos’ management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus/minus net reductions or reinvestment in the trade receivables facility established in the fourth quarter of

2023 due to fluctuations in the outstanding balance of receivables sold, and plus pension contributions and settlements. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in Atleos’ existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’ definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

Summarized cash flow information for the twelve months ended December 31 is as follows:

In millions	2023	2022	2021
Net cash provided by operating activities	$355	$274	$449
Net cash used in investing activities	$(316)	$(417)	$(2,493)
Net cash provided by (used in) financing activities	$31	$183	$2,345

Cash provided by operating activities was $355 million in 2023 compared to cash provided by operating activities of $274 million in 2022. The increase in cash provided by operating activities of $81 million in 2023 was primarily driven by the favorable movement in net working capital accounts of $218 million and an increase in non-cash charges of $102 million offset by a decline in net income of $239 million. The increase in net working capital accounts includes the impact of the agreement entered into during the fourth quarter of 2023 to sell short term receivables from certain trade accounts to an unaffiliated financial institution which provided a $166 million benefit to operating cash flows, offset by contributions to the U.S. pension plan pursuant to the Employee Matters and Separation and Distribution agreements of $150 million.

Financing activities for 2023 primarily include financing arrangements entered into in connection with the Spin-off. On September 27, 2023, the Company issued $1,350 million of senior secured 9.50% notes due in 2029. In addition to the senior secured notes, the Company entered into a senior secured $835 million Term Loan A due in 2028, a senior secured $750 million Term Loan B facility due in 2029 and a $500 million senior secured revolving credit facility, of which $155 million was drawn as of December 31, 2023. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt. Prior to the Spin-off, financing activities also include short-term borrowings with, and transfers to and from, NCR, consisting of, among other things, cash transfers and changes in receivables and payables and other transactions between Atleos and NCR. See Note 12, “Related Parties”, in the Notes to Consolidated Financial Statements for further discussion on transactions with NCR. Other investing activities primarily include business acquisitions and investments.

The Company used the aggregate proceeds received from the issuance of senior secured notes and drawings under the senior secured credit facility, in addition to cash on-hand, to make a net distribution payment of $2,996 million to Voyix in connection with the Spin-off as consideration for the net assets contributed to Atleos.

See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the Senior Secured Credit Facility and senior secured notes.

The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted for the years ended December 31:

In millions	2023	2022	2021
Net cash provided by operating activities (GAAP)	$355	$274	$449
Capital expenditures for property, plant and equipment	(108)	(58)	(80)
Additions to capitalized software	(24)	(39)	(31)
Change in restricted cash settlement activity	(27)	27	(41)
Initial sale of trade account receivables	(166)	—	—
Pension contributions	154	4	3
Adjusted free cash flow-unrestricted (non-GAAP)	$184	$208	$300

Employee Benefit Plans In September 2023, as part of the Spin-off, Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by Voyix. Pursuant to the Employee Matters and Separation and Distribution agreements, the Company contributed $150 million to the U.S. pension plan in 2023. The Company also contributed $4 million to its international pension plans in 2023. In 2024, we expect to make contributions of $3 million to our international pension plans, $18 million to our postemployment plan and $2 million to our postretirement plan. See Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries were $285 million and $266 million at December 31, 2023 and 2022, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of December 31, 2023, our cash and cash equivalents totaled $339 million and our total debt was $3,099 million. Our borrowing capacity under our senior secured credit facility was $337 million at December 31, 2023. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, we cannot assure that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond December 31, 2024) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.

Material Cash Requirements from Contractual and Other Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2023 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2024	2025-2026	2027-2028	2029 & Thereafter
Debt obligations	$3,099	$76	$210	$934	$1,879
Interest on debt obligations	1,307	277	490	454	86
Lease obligations	176	40	53	32	51
Purchase obligations	728	728	—	—	—
Total obligations	$5,310	$1,121	$753	$1,420	$2,016

For purposes of this table, we used interest rates as of December 31, 2023 to estimate the future interest on debt obligations outstanding as of December 31, 2023 and have assumed no voluntary prepayments of existing debt. See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

Our lease obligations are primarily for future rental amounts for our corporate offices, as well as for certain sales and manufacturing facilities in various domestic and international locations and leases related to equipment and vehicles.

Purchase obligations represent committed purchase orders and other contractual commitments for goods or services. The purchase obligation amounts were determined through information in our procurement systems and payment schedules for significant contracts, including the Commercial Agreements with Voyix.

We have a liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, “Income Taxes”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

The above table excludes Atleos’ obligations pursuant to the Separation and Distribution Agreement whereby Atleos will indemnify Voyix for retained environmental remediation obligations. Atleos’ obligations regarding these environmental remediation matters are subject to significant uncertainties, many of which are out of Atleos’ control and will not be resolved for many years. As such, we are not able to estimate our future contractual obligation with respect to these obligations. For additional information, refer to Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. In 2023, we made contributions of $150 million to our U.S. pension plan. We do not expect mandatory contributions until 2026 based on current funding requirements and assuming the Company does not complete any further actions, including, but not limited to, a further pre-fund or de-risking action. The funded status of Atleos’ U.S. pension plan is an underfunded position of $333 million as of December 31, 2023. The Company’s international pension plans were in a net funded position of $162 million as of December 31, 2023, and contributions to these international plans of $4 million were made in 2023.

Our senior secured credit facility and the indenture for our senior unsecured notes include affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain a consolidated leverage ratio not to exceed 4.75 to 1.00 on the last day of any fiscal quarter ending on or prior to September 30, 2024.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management continually reviews these assumptions, estimates and judgments to ensure that our financial statements are presented fairly and are materially correct.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies are discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which contains additional information regarding our accounting policies and other disclosures required by GAAP. The estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below.

Revenue Recognition We enter into contracts to sell our products and services, which may be sold separately or bundled with other products and services. As a result, interpretation and judgment are sometimes required to determine the appropriate accounting for these transactions, including: (i) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (ii) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (iii) combining contracts that may impact the allocation of the transaction price between product and services; and (iv) estimating and accounting for variable consideration, including rights of return, rebates, expected penalties or other price concessions as a reduction of the transaction price.

Our estimates of SSP for each performance obligation require judgment that considers multiple factors, including, but not limited to, historical discounting trends for products and services, pricing practices in different geographies and industries, gross margin objectives, and internal costs. Our estimates for rebates are based on specific criteria outlined in customer contracts or rebate agreements, and other factors known at the time. Our estimates for expected penalties and other price concessions are based on historical trends and expectations regarding future occurrence.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Additional information regarding our revenue recognition policy is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Consolidated Financial Statements.

Inventory Valuation We assess the valuation of our inventory on a periodic basis and make adjustments to the value to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory. Inventories are written down to net realizable value based on forecasted usage of parts, sales orders, technological obsolescence and inventory aging. These factors can be impacted by market conditions, technology changes, changes in strategic direction, and customer demand and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current net realizable value of inventory and adjust for any inventory exposure due to age, obsolescence, or excess of cost over net realizable value.

Goodwill Atleos tests Goodwill at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of Goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others.

In the evaluation of Goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including Goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data.

Based on the quantitative assessment completed for the annual goodwill impairment test, the Company determined the fair value of all three reporting units was greater than their carrying value. However, the Network reporting unit, which has goodwill of $1,696 million as of December 31, 2023, had fair value in excess of carrying value of less than 10%. Accordingly, this reporting unit has a heightened risk of future impairment if any assumptions, estimates, or market factors change in the future. Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in the revenue growth rates, EBITDA margin rates, and discount rate on the fair value of our Network reporting unit. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

The following table illustrates the sensitivity to a hypothetical 100 basis points change in certain of our key assumptions (a reduction in the revenue growth rates, reduction in EBITDA margin rates, and an increase in the discount rate) used in the application of the DCF model used to forecast operating cash flows for the Network reporting unit.

In millions	Revenue Growth (1)	EBITDA Margin(2)	Discount Rate (3)	Fair value in excess/(deficit) of carrying value
Impact to Fair Value from a One-Percentage decrease in Revenue Growth	1.5%	29.8%	15.0%	$(205)
Impact to Fair Value from a One-Percentage decrease in EBITDA Margin Rate	2.5%	28.8%	15.0%	$(85)
Impact to Fair Value from a One-Percentage increase in Discount rate	2.5%	29.8%	16.0%	$(165)
(1) The Revenue growth rates used in the application of the DCF model used to forecast operating cash flow for the Network reporting unit ranged from 4.9% to 9.1% in the discrete period, with a terminal growth rate of 2.5%.
(2) The EBITDA margin rates used in the application of the DCF model used to forecast operating cash flow for the Network reporting unit ranged from 27.4% to 30.1% in the discrete period, with a terminal growth rate of 29.8%.
(3) The discount rate used in the application of the DCF model used to forecast operating cash flow for the Network reporting unit was 15.0%.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market revenue and EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill.

Valuation of Long-lived Assets and Amortizable Other Intangible Assets We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We also are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We consider the likelihood of impairment if certain events occur indicating that the carrying value of the long-lived assets may be impaired and we may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about cash flow forecasts, discount rates, revenue growth rates, EBITDA margin, customer attrition rate, and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. Additional information regarding our acquisitions is included in Note 2, “Business Combinations”, in Notes to Consolidated Financial Statements.

Pension, Postemployment and Postretirement Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postemployment and postretirement benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the end of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postemployment and postretirement benefits expense we have recorded or may record. Ongoing pension, postemployment and postretirement expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 4, “Segment Information and Concentrations”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to Net income (loss) attributable to Atleos.

The key assumptions used in developing our 2023 expense were discount rates of 5.39% for our U.S. pension plan, and an expected return on assets assumption of 7.00% for our U.S. pension plan in 2023. The U.S. plan represented 70% of the pension obligation as of December 31, 2023. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. pension plan would have increased or decreased 2023 ongoing pension expense by approximately $1 million. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2023 ongoing pension expense by approximately $1 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2024, we intend to use a discount rates of 4.95% in determining the U.S. pension expense. We intend to use an expected rate of return on assets assumption of 7.5% for the U.S. pension plan.

We recognize additional changes in the fair value of plan assets and net actuarial gains or losses of our pension plans upon remeasurement, which occurs at least annually in the fourth quarter of each year. The remaining components of pension expense, primarily net service cost, interest cost, and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. Changes in assumptions or asset values may have a significant effect on the annual measurement of expense or income in the fourth quarter.

The most significant assumption used in developing our 2023 postemployment plan expense is the assumed rate of involuntary turnover of 3.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2023 expense by an immaterial amount. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postemployment and postretirement plans in the aggregate. We intend to use an involuntary turnover assumption of 3.8% in determining the 2024 postemployment expense.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $263 million as of December 31, 2023 and $169 million as of December 31, 2022, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Income taxes as presented in the Consolidated Financial Statements of the Company for periods prior to the Separation attribute current and deferred income taxes of NCR to the Company’s stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Financial Accounting Standards Board Accounting Standards Codification Topic 740: Income Taxes (“ASC 740”). Accordingly, the Company’s income tax provision for periods prior to the Separation was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a stand-alone enterprise. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the Consolidated Financial Statements of NCR may not be included in the Consolidated Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of the Company may not be reflected in the Consolidated Financial Statements and tax returns of NCR. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in NCR’s Consolidated Financial Statements. As such, the income taxes of the Company as presented in the Consolidated Financial Statements prior to the Separation may not be indicative of the income taxes that the Company will report in the future.
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December

31, 2023, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $2.9 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $118 million.
Refer to Note 7, “Income Taxes”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

Cost Allocations For periods prior to the Separation from Voyix, the Consolidated Financial Statements include certain overhead and shared costs allocated to Atleos including: (i) certain general and administrative expenses related to NCR support functions that are provided on a centralized basis within NCR, including expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions and (ii) certain operations support costs incurred by NCR, including professional services, product maintenance and services, product sourcing, warehousing, distribution and other supply chain support functions. These expenses have been allocated to Atleos based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method primarily based on sales, directly identifiable actual costs, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received by Atleos during the periods presented, depending on the nature of the services received.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate by reference such discussion in this MD&A.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 40 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by the marketing units and the foreign currency denominated inputs to our manufacturing units. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into Accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, the gains or losses from these contracts are recognized in earnings as exchange rates change. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

We utilize non-exchange traded financial instruments, such as foreign exchange forward and option contracts, that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results.

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $4 million as of December 31, 2023. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $4 million as of December 31, 2023. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 44% of our borrowings were on a fixed rate basis as of December 31, 2023. The increase in pre-tax interest expense for the year ended December 31, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million. As of December 31, 2023, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. ATM vault cash rental expense is reflected in Cost of Services in our Consolidated Statements of Operations. The increase in vault cash rental expense for the twelve months ended December 31, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $37 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.

We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 14, “Derivatives and Hedging Instruments”, in Item 8 of Part II of this Report for further information on our interest rate derivative contracts in effect as of December 31, 2023.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2023, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Atleos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NCR Atleos Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, services revenue includes professional consulting and managed services, payment processing services, installation services and maintenance support services, while product revenue includes hardware and software products. The Company’s total revenue was $4,191 million for the year ended December 31, 2023. Management records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for products and services. Management evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to recognition of the Company’s product and service revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating the Company’s accounting policies related to the recognition of revenue; (ii) testing the revenue recognized for a sample of product and service revenue transactions by obtaining and inspecting source documents, such as executed contracts, invoices, evidence of products delivered or services provided, and evidence of customer remittance of payment; and (iii) testing the completeness and accuracy of data provided by management.

Annual Goodwill Impairment Assessment – Network Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s goodwill balance was $1,952 million as of December 31, 2023, and as disclosed by management, the goodwill associated with the Network reporting unit was $1,696 million. Goodwill is tested by management at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. Under the quantitative assessment, if the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting unit are estimated by management using a weighted methodology considering the output from both a guideline public companies (GPC) method and discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA) margin and discount rates, while the GPC method is based on earnings multiple data.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Network reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Network reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to certain forecasted operating cash flows, the discount rate, and earnings multiple data; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the Network reporting unit; (ii) evaluating the appropriateness of the DCF model and the GPC method used by management; (iii) testing the completeness and accuracy of underlying data used in the DCF model and GPC method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to certain forecasted operating cash flows, the discount rate, and earnings multiple data. Evaluating management’s assumptions related to certain forecasted operating cash flows involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Network reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the DCF model and GPC method and (ii) the reasonableness of the discount rate and earnings multiple data assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 26, 2024
We have served as the Company’s auditor since 2023.

NCR Atleos Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2023	2022	2021
Product revenue	$1,030	$1,098	$1,036
Service revenue	3,161	3,033	2,513
Total revenue	4,191	4,131	3,549
Cost of products	846	972	872
Cost of services	2,412	2,240	1,785
Selling, general and administrative expenses	585	586	537
Research and development expenses	77	64	107
Total operating expenses	3,920	3,862	3,301
Income from operations	271	269	248
Interest expense	(77)	—	—
Related party interest expense, net	(13)	(31)	(49)
Other (expense) income, net	(74)	(81)	52
Income before income taxes	107	157	251
Income tax expense	239	50	64
Net income (loss)	(132)	107	187
Net income (loss) attributable to noncontrolling interests	2	(1)	1
Net income (loss) attributable to Atleos	$(134)	$108	$186

Net income (loss) per share attributable to Atleos common stockholders - basic and diluted	$(1.90)	$1.53	$2.63
Weighted average basic and diluted common shares outstanding	70.6	70.6	70.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2023	2022	2021
Net income (loss)	$(132)	$107	$187
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	197	(52)	(14)
Derivatives
Unrealized gain on derivatives	7	117	5
Loss (gain) on derivatives arising during the period	(78)	(9)	—
Less income tax benefit (expense)	17	(24)	(1)
Employee benefit plans
Prior service benefit	—	—	6
Amortization of prior service cost	—	—	1
Net (loss) gain arising during the period	(7)	—	—
Less income tax benefit (expense)	—	—	(1)
Other comprehensive income (loss)	136	32	(4)
Total comprehensive income	4	139	183
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	2	(1)	1
Currency translation adjustments	2	(3)	—
Amounts attributable to noncontrolling interests	4	(4)	1
Comprehensive income (loss) attributable to Atleos common stockholders	$—	$143	$182
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$339	$293
Accounts receivable, net of allowances of $14 and $16 as of December 31, 2023 and 2022, respectively	714	455
Related party receivable, current	—	47
Inventories	333	419
Restricted cash	238	204
Other current assets	271	231
Total current assets	1,895	1,649
Property, plant and equipment, net	470	412
Goodwill	1,952	1,949
Intangibles, net	635	729
Operating lease right of use assets	144	85
Prepaid pension cost	218	172
Deferred income taxes	254	317
Related party receivable, non-current	—	336
Other assets	173	123
Total assets	$5,741	$5,772
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$76	$—
Short-term borrowings from related party	—	108
Accounts payable	500	350
Related party payable, current	—	13
Payroll and benefits liabilities	151	69
Contract liabilities	325	356
Settlement liabilities	218	212
Other current liabilities	477	261
Total current liabilities	1,747	1,369
Long-term borrowings	2,938	—
Long-term borrowings from related party	—	717
Pension and indemnity plan liabilities	389	22
Postretirement and postemployment benefits liabilities	60	—
Income tax accruals	36	39
Operating lease liabilities	109	59
Deferred income tax liability	34	201
Other liabilities	141	103
Total liabilities	5,454	2,510
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 70.9 shares issued and outstanding as of December 31, 2023	1	—
Paid-in capital	16	—
Retained earnings	181	—
Net investment from NCR Corporation	—	3,326
Accumulated other comprehensive income (loss)	86	(63)
Total Atleos stockholders’ equity	284	3,263
Noncontrolling interests in subsidiaries	3	(1)
Total stockholders’ equity	287	3,262
Total liabilities and stockholders’ equity	$5,741	$5,772
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2023	2022	2021
Operating activities
Net income (loss)	$(132)	$107	$187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	126	127	72
Amortization expense	128	132	87
Stock-based compensation expense	68	66	82
Deferred income taxes	74	(28)	19
Loss on disposal of property, plant and equipment and other assets	3	—	—
Changes in assets and liabilities:
Receivables	(52)	(78)	70
Related party receivables and payables	(22)	(26)	4
Inventories	53	(10)	(136)
Settlement assets	(7)	(10)	(21)
Current payables and accrued expenses	140	(78)	127
Contract liabilities	—	44	21
Employee benefit plans	(170)	62	(88)
Other assets and liabilities	146	(34)	25
Net cash provided by operating activities	$355	$274	$449
Investing activities
Expenditures for property, plant and equipment	$(108)	$(58)	$(80)
Additions to capitalized software	(24)	(39)	(31)
Business acquisitions, net of cash acquired	(1)	(78)	(2,346)
Amounts advanced for related party notes receivable	(217)	(274)	(40)
Repayments received from related party receivable	44	32	4
Purchases of investments	(10)	—	—
Net cash used in investing activities	$(316)	$(417)	$(2,493)
Financing activities
Proceeds from related party borrowings	$412	$68	$1,188
Payments on related party borrowings	(314)	(604)	(7)
Proceeds from issuance of senior secured notes	1,333	—	—
Proceeds from borrowings on term credit facilities	1,561	—	—
Borrowings on revolving credit facilities	330	—	—
Payments on revolving credit facilities	(175)	—	—
Debt issuance costs	(51)	—	—
Principal payments for finance lease obligations	(1)	(2)	(3)
Net transfers from (to) NCR Corporation	(60)	721	1,167
Tax withholding payments on behalf of employees	(7)	—	—
Consideration paid to NCR Corporation in connection with the Separation	(2,996)	—	—
Other financing activities	(1)	—	—
Net cash provided by (used in) financing activities	$31	$183	$2,345
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17	(11)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	87	29	300
Cash, cash equivalents and restricted cash at beginning of period	499	470	170
Cash, cash equivalents and restricted cash at end of period	$586	$499	$470
Supplemental data
Cash paid during the year for:
Income taxes	$69	$32	$42
External interest	$36	$—	$—
Related party interest	$36	$55	$17

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Atleos Stockholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Net Investment from NCR Corporation			Total
December 31, 2020	—	$—	$—	$—	$996	$(94)	$3	$905
Comprehensive income (loss):
Net income (loss)	—	—	—	—	186	—	1	187
Other comprehensive income (loss)	—	—	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	—	—	—	—	186	(4)	1	183
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Net transfers from NCR Corporation	—	—	—	—	1,249	—	—	1,249
December 31, 2021	—	$—	$—	$—	$2,431	$(98)	$3	$2,336
Comprehensive income (loss):
Net income (loss)	—	—	—	—	108	—	(1)	107
Other comprehensive income (loss)	—	—	—	—	—	35	(3)	32
Total comprehensive income (loss)	—	—	—	—	108	35	(4)	139
Net transfers from NCR Corporation	—	—	—	—	787	—	—	787
December 31, 2022	—	$—	$—	$—	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income (loss)	—	—	—	(138)	4	—	2	(132)
Other comprehensive income (loss)	—	—	—	—	—	134	2	136
Total comprehensive income (loss)	—	—	—	(138)	4	134	4	4
Net transfers from NCR Corporation	—	—	—	—	(14)	—	—	(14)
Accumulated other comprehensive income transferred from NCR Corporation	—	—	—	—	—	15	—	15
Consideration paid to NCR Corporation in connection with the Separation	—	—	—	—	(2,996)	—	—	(2,996)
Issuance of Common Stock in connection with Separation and reclassification of Net investment from NCR Corporation	71	1	—	319	(320)	—	—	—
Stock compensation plans	—	—	16	—	—	—	—	16
December 31, 2023	71	$1	$16	$181	$—	$86	$3	$287

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Background

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

On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (previously referred to as NCR Atleos or NCR ATMCo), (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023. Prior to October 16, 2023, the Company was wholly owned by NCR.

On September 27, 2023, and in connection with the Spin-off, the Company issued $1,350 million of senior secured 9.50% notes due in 2029 and entered into a senior secured $835 million term loan facility due in 2028, a senior secured $750 million term loan facility due in 2029 and a $500 million senior secured revolving credit facility, which was undrawn at the Spin-off date. The Company used the aggregate proceeds received from the issuance of the senior secured notes and the term loan facility, as well as cash on-hand, to make a net distribution payment of $2,996 million to Voyix in consideration for the net assets contributed to Atleos.

The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s shareholders at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Each holder of Voyix’s common stock received one share of Atleos’ common stock for every two shares of Voyix’s common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the New York Stock Exchange (“NYSE”). Following the Distribution, Voyix does not beneficially own any shares of Atleos common stock and no longer consolidates Atleos with Voyix’s financial results.

In preparation for the Spin-off, NCR transferred certain assets and liabilities to Atleos, including, but not limited to, the United States pension, postemployment, and postretirement plans. Additionally, the Company entered into agreements that provide a framework for the relationship between Atleos and Voyix, including, a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Patent and Technology Cross-License Agreement, a Trademark License and Use Agreement, a Masters Services Agreement, and a Manufacturing Services Agreement (collectively, the “Separation Agreements”). Atleos also entered into a Trade Receivable Facility agreement, various sublease agreements, and established a stock compensation incentive plan in connection with the Spin-off.

Additionally, outstanding restricted stock units and stock options previously granted by NCR were adjusted to maintain the economic value of those awards before and after the Spin-off. Generally, continuing Atleos employees had their outstanding restricted stock units, held as of the Spin-off, converted solely into equivalent restricted stock units of Atleos, and any outstanding NCR restricted stock units held as of the Spin-off were cancelled, while continuing Voyix employees retained the number of outstanding restricted stock units held as of the Spin-off and received additional Voyix restricted stock units to reflect the Spin-off. Outstanding stock options at the time of the Spin-off, regardless of the holder, were converted into stock options of both Atleos and Voyix. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-off (including former Voyix directors and certain former Voyix employees) were converted into restricted stock units of both Atleos and Voyix.

Basis of Presentation

On October 16, 2023, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from NCR’s consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are now referred to as “Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All intracompany accounts and transactions within the Company have been eliminated in the preparation of the Consolidated Financial Statements.

Unless otherwise noted, all figures within the Consolidated Financial Statements are stated in U.S. Dollars (USD) and millions.

Periods Prior to Separation

Prior to the Separation, the Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company had historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs had been allocated to the Company, including: (i) certain general and administrative expenses related to NCR support functions that were provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses had been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that were considered to be a reasonable reflection of the utilization of services provided or benefit received. All charges and allocations for facilities, functions and services performed by NCR had been deemed settled in cash by Atleos to NCR in the period in which the cost was recorded in the Consolidated Statements of Operations. Management considers that such allocations had been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented prior to Separation. The amounts that would have been, or are currently being incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, a requirement for more or fewer employees, or other factors. Management did not believe, however, that it was practicable to estimate what these expenses would have been for the periods presented had the Company operated as an independent entity, prior to Separation, including any expenses associated with obtaining any of these services from unaffiliated entities.

Prior to the Separation, NCR utilized a centralized approach to managing its treasury operations. The cash and cash equivalents held by NCR at the corporate level were not specifically identifiable to Atleos; and therefore, had not been reflected in the Company’s Consolidated Balance Sheets prior to Separation. Cash and cash equivalents and restricted cash in the Consolidated Balance Sheets prior to Separation represent cash and cash equivalents and restricted cash held by legal entities of the Company that were specifically attributable to the Company.

Prior to the Separation, NCR’s external debt and related interest expense had not been attributed to the Company for the periods presented because NCR’s borrowings were neither directly attributable to the Company nor was the Company the legal obligor of such borrowings.

Prior to the Separation, transactions historically settled in cash between the Company and NCR had been reflected in the Consolidated Balance Sheets as Related party receivable, Related party payable, or Borrowings from related party with the aggregate net effect of those related party transactions reflected in the Consolidated Statements of Cash Flows as Related party receivables and payables within operating activities, Amounts advanced for or Repayments received from related party notes receivable in investing activities, or Proceeds from or Payments on related party borrowings within financing activities. Other balances between the Company and NCR were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded. The aggregate net effect of transactions between the Company and NCR that were not historically settled in cash had been reflected in the Consolidated Balance Sheets as Net investment from NCR Corporation and in the Consolidated Statements of Cash Flows as Net transfers from (to) NCR Corporation within financing activities.

Prior to the Separation, income tax expense and tax balances were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone company even though the Company filed as part of NCR’s tax group in certain jurisdictions prior to Separation. The Company’s portion of income tax expense for domestic, and certain jurisdictions outside the United States (“U.S.”), were deemed to have been settled in the period the related tax expense was recorded.

Net investment from NCR Corporation in the Consolidated Balance Sheets represents NCR’s historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from NCR.

Periods Post Separation

Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, manufacturing services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements.

The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.

Reclassifications

Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Summary of Significant Accounting Policies

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for receivable and inventory reserves, depreciation and amortization of long-lived assets, employee benefit plan obligations, asset retirement obligations, product liabilities, income and withholding taxes, contingencies, valuation of business combinations, and allocations of cost and expenses from NCR prior to Separation.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of supply chain challenges and cost escalations including materials, interest, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Consolidated Financial Statements, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Basis of Consolidation The Consolidated Financial Statements include the accounts of Atleos and its majority-owned subsidiaries. Long-term investments in affiliated companies in which Atleos owns between 20% and 50%, and therefore, exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which Atleos does not exercise significant influence (generally, when Atleos has an investment of less than 20% and no significant influence, such as representation on the investee’s board of directors) are accounted for using the cost method. All significant intercompany transactions and accounts have been eliminated. In addition, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company determined it is the primary beneficiary, consolidation of that entity would be required. For the periods presented, no variable interest entities have been consolidated.

Revenue Recognition The Company records revenue, net of sales tax, when the following five steps have been completed:

•Identification of the contract(s) with a customer
•Identification of the performance obligation(s) in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy performance obligations

The Company records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The Company does not adjust the transaction price for taxes collected from customers, as those amounts are netted against amounts remitted to government authorities.

The Company enters contracts that include multiple distinct performance obligations, including hardware, software, professional consulting and managed services, payment processing services, installation services and maintenance support services. A promise to a customer is considered distinct when the product or service is both capable of being distinct, and distinct in the context of the contract. For these arrangements, the Company allocates the transaction price, at contract inception, to each distinct performance obligation on a relative standalone selling price basis. The primary method used to estimate standalone selling price is the price that the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers.

For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. Hardware products may also be included in an ATM as a service (“ATMaaS”) package and sold in a bundle with managed services. In these ATMaaS contracts, title to the hardware is not transferred to the customer and there is considered to be an embedded lease in the contract. The ATMaaS packages are not separated into lease and non-lease components and the revenue for the entire ATMaaS contract qualifies for accounting and disclosure as a services contract that is recognized over time as services are performed.

Software products may be sold as perpetual licenses or term-based licenses. Perpetual license revenue is recognized at a point in time when control transfers to the customer and is reported within product revenue. Control is typically transferred when the customer takes possession of, or has access to, the software. Term-based license revenue is recognized at a point in time upon the commencement of the committed term of the contract, concurrent with the possession of the license, and reported within product revenue. The committed term of the contract is typically one to two years due to customer termination rights. If the amount of consideration the Company expects to be paid in exchange for the licenses depends on customer usage, revenue is recognized when the usage occurs.

Services revenue includes professional consulting and managed services, payment processing services, installation services and maintenance support services.

Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts is recognized when the services are completed or customer acceptance of the service is received, if required.

Under our managed service agreements, the Company provides various forms of services, including monitoring, cash management, cash delivery, customer service, on-screen advertising, processing and other services, under one contract package. The Company typically receives a monthly service fee, fee per transaction, or fee per service provided in return for providing the agreed-upon services. The managed services fees are recognized as the related services are provided to the customers.

Payment processing services include surcharge and other fees paid by cardholders and/or the cardholder’s financial institutions for the use of processing services. Surcharge revenues are recognized daily as the associated transactions are processed. In addition, relative to automated-teller machine (“ATM”) transactions, the Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the payment network, and recognizes the net amount received from the network as revenue. Relative to credit card processing, revenue is comprised of fees charged to the Company’s customers, net of interchange fees and assessments charged by the credit card associations and payment networks, which are pass-through charges collected on behalf of the card issuers and payment networks.

For installation services and maintenance services, control is transferred as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the service. For recurring services that we perform over a contract term, we analyze if the services are performed evenly throughout the term for fixed consideration. If so, we ratably recognize the corresponding consideration over the committed term. Otherwise, we apply the ‘as invoiced’ practical expedient, for performance obligations satisfied over time, if the amount we may invoice corresponds directly with the value to the customer of the Company’s performance to date. This expedient permits us to recognize revenue in the amount we invoice the customer.

The Company also recognizes revenue related to branding arrangements and providing access to the Company’s surcharge-free network and equipment. Customers may be charged on a per transaction basis or a fixed monthly fee. Under these arrangements, the Company is providing a series of distinct services with similar patterns of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time for which the Company has a right to consideration that corresponds directly with the value of the Company’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount that it has a right to receive using the ‘as invoiced’ practical expedient described above. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, except for transaction-based fee arrangements which are recognized daily as the transactions are processed. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

Payment terms with our customers are established based on industry and regional practices and generally do not exceed 30 days. We do not typically include extended payment terms in our contracts with customers. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. If the period between transfer of the promised product or service and payment is more than one year, the Company analyzes whether a significant financing component is present. If so, the Company adjusts the total consideration to reflect the significant financing component.

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products, rather than as a separate performance obligation. Accordingly, we record amounts billed for shipping and handling costs as a component of product revenue, and classify such costs as a component of cost of products.

In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For maintenance contracts that have been combined with product contracts, the Company defers revenue at an amount based on the relative standalone selling price, and recognizes the deferred revenue over the service term. For non-combined maintenance contracts, the Company defers the stated amount of the separately priced service and recognizes the deferred revenue over the service term.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.9 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made three elections which affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the ‘right to invoice’ practical expedient.

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which Atleos becomes obligated to honor the related right, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period. The Company accrues sales returns and allowances using percentages of revenue to reflect the Company’s historical average of sales return claims. As of December 31, 2023 and 2022, the Company had total warranty reserves of $9 million and $10 million, respectively, recorded within Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

Research and Development Costs Research and development costs primarily include payroll and benefit-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support and are expensed as incurred, except certain software development costs are capitalized after technological feasibility of the software is established.

Advertising Advertising costs are recognized in selling, general and administrative expenses when incurred.

Stock-based Compensation Stock-based compensation awards, classified as equity awards, are measured at grant date, based on the estimated fair value of the award to be recognized over the requisite service period. Forfeitures are recognized as they occur. Prior to the Separation, the Consolidated Statements of Operations include all stock-based compensation expenses directly attributable to Atleos employees, as well as an allocation of any stock-based compensation expenses related to NCR corporate and other shared employees. See Note 8, “Stock Compensation Plans”, for further information.

Income Taxes Income tax expense is provided based on income before income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Segment Reporting The Company evaluated segment reporting in accordance with ASC 280, Segment Reporting, and concluded that Atleos is comprised of three operating segments. This conclusion is based on the discrete operating results regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the business and to make resource allocations. These three operating segments also represent our three reportable segments: (i) Self-Service Banking, (ii) Network and (iii) Telecommunications & Technology (“T&T”).

Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. As of December 31, 2023, the Company has restricted cash on deposit with a bank as collateral for letters of credit, funds held in escrow as well as cash included in settlement processing assets.

The reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows as of December 31 is as follows:

In millions	Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	Cash and cash equivalents	$339	$293	$238
Short term restricted cash	Restricted cash	7	—	—
Long term restricted cash	Other assets	9	2	1
Cash included in settlement processing assets	Restricted cash	231	204	231
Total cash, cash equivalents and restricted cash		$586	$499	$470

ATM Cash Management Program Our business includes the operation of ATMs under Company-owned ATM placements, merchant-owned ATM placements, and managed services. The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash.” The Company pays a monthly rental fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers and the Company has no right or access to the cash except for the ATMs that are serviced by the Company’s wholly-owned cash-in-transit operations in the United Kingdom. While the United Kingdom cash-in-transit operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company’s vault cash arrangements expire at various times through June 2027. Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the Consolidated Financial Statements. The average outstanding vault cash balance in the Company’s ATMs for the year ended December 31, 2023 was approximately $3.8 billion.
Accounts Receivable, net Accounts receivable, net includes amounts billed and currently due from customers as well as amounts unbilled that typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value.
The components of accounts receivable are summarized as follows:

In millions	December 31, 2023	December 31, 2022
Accounts receivable
Trade	$638	$445
Other	90	26
Accounts receivable, gross	728	471
Less: allowance for credit losses	(14)	(16)
Total accounts receivable, net	$714	$455
Allowance for Credit Losses on Accounts Receivable Allowances for credit losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. This policy is applied consistently among all of our operating segments. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly.
The allowance for credit losses as of December 31, 2023 and 2022 was $14 million and $16 million, respectively. For the years ending December 31, 2023, 2022 and 2021, the Company recorded expenses of $2 million, $8 million and a benefit of $5 million, respectively. For the years ending December 31, 2023, 2022 and 2021, the Company recorded immaterial write-offs against the allowance. Additionally, the allowance for credit losses as of December 31, 2023 excludes approximately $3 million related to other accounts receivable balances not yet transferred to Atleos following the Separation due to delays in local processes of setting up certain Atleos legal entities. Prior to the Separation, this amount was included within Atleos’ allowance for credit losses under carve-out methodology and is expected to be included in future periods following the finalization of legal separation of the related assets from Voyix.

Inventories Inventories are stated at the lower of cost or net realizable value, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Service parts are included in inventories and include reworkable and non-reworkable service parts. The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis. Excess and obsolete write-offs are established based on forecasted usage, orders, technological obsolescence and inventory aging. In connection with the Spin-off, management re-evaluated these assumptions, recording an increase to the inventory reserves of $41 million to adjust the value of inventory.

Contract Assets and Liabilities Contract assets include unbilled amounts where the right to payment is not solely subject to the passage of time. Amounts may not exceed their net realizable value. Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in Other current assets and the non-current portion is included in Other assets in the Consolidated Balance Sheets. If the net position is a contract liability, the current portion is included in Contract liabilities and the non-current portion is included in Other liabilities in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, no contracts were in a net asset position.

The following table presents the net contract liability balances as of December 31, 2023 and 2022:

In millions	Location in the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$325	$356
Non-current portion of contract liabilities	Other liabilities	$29	$31

For the years ending December 31, 2023, 2022, and 2021, the Company recognized $245 million, $251 million, and $271 million, respectively, in revenue that was included in contract liabilities as of December 31, 2022, 2021, and 2020, respectively.

Deferred Commissions Our incremental costs of obtaining a contract, which consist of certain sales commissions, are deferred and amortized on a straight-line basis over the period of expected benefit. We determined the period of expected benefit by taking into consideration customer contracts, the estimated life of the customer relationship, including renewals when the renewal commission is not commensurate with the initial commission, the expected life of the underlying technology and other factors. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in Other current assets and Other assets, respectively, in the Consolidated Balance Sheets. Amortization of deferred commissions is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Settlement Processing Assets and Obligations Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants or financial institutions. The debit network is used to transfer the information and funds in either direction between the sponsoring bank and card issuing bank to complete the link between merchants or financial institutions and card issuers. In certain of our processing arrangements, merchant funding occurs after the sponsoring bank or the Company receives the funds from the card issuer through the card networks, creating a settlement obligation to the merchant or financial institution on the Company’s Consolidated Balance Sheets. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a settlement asset on the Company’s Consolidated Balance Sheets.

Settlement processing assets consist of settlement assets due from customers and receivables from merchants corresponding to the discount fee related to reimbursement of the interchange expense, our receivables from the processing bank or Electronic Funds Transfer (“EFT”) network for transactions that have occurred and have been funded to merchants or financial institutions in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants or financial institutions, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank or merchant for transactions for which we have received funding from the members or networks but have not funded merchants or financial institutions as well as certain exception items. Settlement processing assets other than restricted cash are recorded within Other current assets and settlement processing liabilities are recorded within Settlement liabilities in the Consolidated Balance Sheets. Cash related to settlement processing is recorded within Restricted cash in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, settlement processing assets were $271 million and $236 million, respectively including restricted cash of $231 million and $204 million, respectively, and settlement processing liabilities were $218 million and $212 million, respectively.

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within Other assets and amortized over the estimated useful lives of the resulting software. Atleos typically amortizes capitalized internal-use software on a straight-line basis over four to seven years beginning when the asset is substantially ready for use, as this is considered to approximate the usage pattern of the software. When it becomes probable that internal-use software being developed will not be completed or placed into service, the internal-use software is reported at the lower of the carrying amount or fair value.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within Other assets and are amortized on a sum-of-the-years’ digits or straight-line basis over the estimated useful lives ranging from three to five years, using the method that most closely approximates the sales pattern of the software. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenue does not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is written off.

The following table identifies the activity relating to total capitalized software which primarily relate to software that will be sold, leased or otherwise marketed:

In millions	2023	2022	2021
Beginning balance as of January 1	$69	$62	$35
Capitalization	24	39	31
Amortization	(28)	(32)	(32)
Assets transferred from Voyix	11	—	—
Capitalized software acquired	—	—	28
Ending balance as of December 31	$76	$69	$62

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for further information.

Acquired intangible assets other than goodwill are amortized over their weighted average amortization period unless they are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish the carrying value. The fair value of acquired intangible assets is determined using common techniques, and the Company employs assumptions developed using the perspective of a market participant.

Through the acquisition of Moon Inc., dba LibertyX, the Company began buying and selling Bitcoin. The Company records owned Bitcoin as an indefinite lived intangible in accordance with ASC 350, Intangibles - Goodwill and Other.

Property, Plant and Equipment, net Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Buildings are depreciated over 25 to 45 years, machinery and other equipment are depreciated over 3 to 20 years, and leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. For the years ending December 31, 2023, 2022 and 2021, the Company recognized $126 million, $127 million, and $72 million, respectively, in depreciation expense related to property, plant and equipment.

Also reported in property and equipment are ATMs and the associated equipment the Company has acquired for future installation or has temporarily removed from service and plans to re-deploy. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality, are capitalized and depreciated over the estimated remaining life of the improved asset. Maintenance costs are expensed as incurred.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Leasing The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset.

We lease property, vehicles and equipment under operating and financing leases. For leases with terms greater than twelve months, we record the related asset and obligation at the present value of lease payments over the term. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Leases with a lease term of twelve months or less at inception are not recorded on our Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in our Consolidated Statements of Operations. Our leases may include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Additionally, we do not separate lease and non-lease components for any asset classes, except for those leases embedded in certain service arrangements. Fixed and in-substance fixed payments are included in the recognition of the operating and financing assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company’s variable lease payments generally relate to payments tied to various indices, non-lease components and payments above a contractual minimum fixed payment.

Sublease Agreements The Company entered into various sublease agreements with Voyix and others for corporate offices including, but not limited to, Atleos Headquarters in Atlanta, Georgia. Lease income associated with these subleases is not material.

Pension, Postemployment and Postretirement Benefits Certain of the Company’s employees, former employees, and retirees participate in pension, postretirement and postemployment plans sponsored by the Company. Prior to Separation, these plans were sponsored by NCR (“Shared Plans”) or the Company (“Dedicated Plans”); however, in preparation for the Spin-off, NCR transferred certain assets and liabilities to Atleos, including, but not limited to, the United States pension, postemployment, and postretirement plans.

Pension, postemployment and postretirement benefit costs are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liabilities relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, involuntary turnover rates, and rates of future compensation increases. In addition, subjective factors, such as withdrawal rates and mortality rates are used to develop the plan’s valuations. These assumptions are reviewed and updated on an annual basis. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postemployment and postretirement benefits expense, and the related assets and liabilities, the Company has recorded or may record.

Prior to the Spin-off, the Company accounted for the Shared Plans as multiemployer plans and therefore the related assets and liabilities were not reflected in the Consolidated Balance Sheets. The Consolidated Statements of Operations reflects a proportional allocation of service costs for the Shared Plans associated with the Company. These costs are considered to have been settled with NCR at the time of allocation of these expenses to the Company.

Following the transfer of these plans to Atleos in connection with the Spin-off, all pension, postemployment, and postretirement plans are considered Dedicated Plans whereby the Company accounts for the Dedicated Plans as single employer plans with the net funded status of the plans recognized as an asset or liability on the Consolidated Balance Sheets.

Legal Contingencies In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements and federal securities laws, among others, may create a substantial burden on, and substantially increase costs to us or could have a material adverse effect on our consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows and there can be no assurances that the actual amounts required to comply with applicable laws and regulations will not exceed the amounts reflected in our Consolidated Financial Statements set forth herein. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Consolidated Financial Statements. Any costs that may be incurred in excess of those amounts provided as of December 31, 2023 cannot currently be reasonably determined or are not currently considered probable. Legal fees and expenses related to loss contingencies are typically expensed as incurred.

Asset Retirement Obligations (“ARO”) The Company estimates the fair value of future ARO expenditures associated with the costs to deinstall its ATMs, and in some cases, restore the ATM sites to their original condition. ARO estimates are based on a number of assumptions, including: (i) the types of ATMs that are installed, (ii) the relative mix where the ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), (iii) whether the Company will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs, and (iv) the timing of the estimated ARO payments. The Company recognizes the fair value of future ARO expenditures as a liability on a pooled basis based on the estimated deinstallation dates in the period in which it is incurred and can be reasonably estimated. The Company’s fair value estimates for ARO related liabilities generally involves discounting expected future cash flows based on the historical experience of deinstallation. ARO costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life, which is based on the average time period that an ATM is installed in a location before being deinstalled. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in Cost of services in the Consolidated Statements of Operations. As the liability is not revalued on a recurring basis, it is periodically reviewed for reasonableness based on current machine count and updated cost estimates to deinstall ATMs. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded, which is recorded in Cost of services in the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company had total ARO of $73 million and $61 million, respectively, recorded within Other liabilities in the Consolidated Balance Sheets.

Foreign Currency For many of the Company’s international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenue and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in Other comprehensive income (loss). Remeasurement adjustments are recorded in Other (expense) income, net in the Consolidated Statements of Operations.

Derivative Instruments In the normal course of business, the Company enters into various financial instruments, including derivative financial instruments. The Company accounts for derivatives as either assets or liabilities in the Consolidated Balance Sheets at fair value and recognizes the resulting gains or losses as adjustments to earnings or other comprehensive income (loss). For derivative instruments that are designated and qualify as hedging instruments, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly rated institutions, reducing exposure to credit risk in the event of nonperformance. Additionally, the Company completes assessments related to the risk of counterparty nonperformance on a regular basis.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statements of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in Other comprehensive income (loss) and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of Accumulated other comprehensive income (loss) (“AOCI”). Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in Other (expense) income, net in the Consolidated Statements of Operations as exchange rates change.

Fair Value of Assets and Liabilities Fair value is defined as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy:

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly
•Level 3: Unobservable inputs for which there is little or no market data

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes to the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques:

•Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
•Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

We regularly review our investments to determine whether a decline in fair value, if any, below the cost basis is other than temporary. If the decline in the fair value is determined to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. For qualifying investments in debt or equity securities, a temporary impairment charge would be recognized in Other comprehensive income (loss).

Noncontrolling Interests in Subsidiaries Ownership interests in the Company’s subsidiaries held by parties other than us are presented separately as Noncontrolling interests within equity on the Consolidated Balance Sheets. The amount of net income attributable to the Company and the noncontrolling interests are both presented on the Consolidated Statements of Operations. The activity attributable to noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 are presented in the Consolidated Statements of Changes in Stockholders’ Equity.

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements in fiscal 2023

In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this accounting standards update did not have a material effect on the Company’s net income, cash flows or financial condition.

Adoption of New Accounting Pronouncements in fiscal 2022

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users. SAB 121 also includes guidance on disclosures related to the Company’s safeguarding of crypto-assets. This guidance is effective from the first interim or annual period after June 15, 2022 and should be applied retrospectively to the beginning of the fiscal year to which the interim or annual period relates. The Company adopted this guidance in the interim period ending June 30, 2022; however, as the Company is not currently offering digital asset safeguarding services to its customers, the adoption of this guidance did not have an impact on the Company’s net income, cash flows, earnings per share or financial condition.

Adoption of New Accounting Pronouncements in fiscal 2021

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), Lessors-Certain Leases with Variable Lease Payments, with new guidance for lessors with lease contracts that have variable lease payments. Under the new guidance, a lease which includes variable lease payments which do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing are now to be classified as operating. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The accounting standards update was adopted using the transition guidance of early application and we have applied the standard prospectively to all new hardware arrangements where Atleos is the lessor. The adoption of the accounting standard did not have a material effect on the Company’s net income, cash flows, earnings per share or financial condition.

Although there are several other new accounting pronouncements issued by the FASB and adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements had a material impact on its Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the chief operating decision maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. The Company is in the process of evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The new standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures as the Company generally does not carry a material amount of Bitcoin.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

Although there are several other new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

2023 ACQUISITION

Acquisition of AMS

On July 1, 2023, the Company completed its acquisition of the AMS Banking Business (“AMS”) from Altron TMT Proprietary Limited for cash consideration of approximately $1 million. The Company recorded a preliminary allocation of the purchase price to tangible assets acquired and liabilities assumed based on their estimated fair values. Adjustments to the purchase price allocation will be required, within the measurement period, once the Company is able to complete fair value assessments and additional refinement to identified identifiable intangible assets, among other items. The acquisition did not have a material impact on the Consolidated Financial Statements nor did the Company incur material transaction costs.

2022 ACQUISITION

Acquisition of LibertyX

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

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The amounts for intangible assets are based on third-party valuations performed. The final allocation of the purchase price is as follows:

In millions	Fair Value
Cash acquired	$2
Tangible assets acquired	3
Acquired intangible assets other than goodwill	38
Acquired goodwill	40
Deferred tax liabilities	(10)
Liabilities assumed	(4)
Total purchase consideration	$69

The Company utilized various methods of the income, cost, and market approaches depending on the asset or liability being fair valued to determine the allocation of purchase price. The estimation of fair value required significant judgment related to future net cash flows (including revenue growth rate, EBITDA margins, and customer attrition), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

Direct customer relationships and technology software were valued using an excess earnings method. Significant assumptions used in the discounted cash flow analysis for (i) direct customer relationships were the revenue growth rate, customer attrition rate, and discount rate, and (ii) technology software were the revenue growth rate, EBITDA margins, and discount rate.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of Atleos and LibertyX and is not deductible for tax purposes. The goodwill arising from the LibertyX acquisition has been allocated to our Network segment. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$5	10
Technology - Software	30	13
Non-compete	1	1
Tradenames	2	2
Total acquired intangible assets	$38
(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

The operating results of LibertyX have been included within the Company’s results since the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as the acquisition did not have a material impact on the Company’s Consolidated Financial Statements.

In connection with the closing of the LibertyX acquisition, the Company did not incur material transaction costs.

Acquisition of FIS Payment Solutions

On July 1, 2022, the Company completed its acquisition of the India ATM business of FIS Payment Solutions & Services Private Limited for consideration of $19 million, of which $12 million has been paid in cash. The India ATM business acquisition did not have a material impact on the Company’s Consolidated Financial Statements.

In connection with the closing of the FIS Payment Solutions acquisition, the Company did not incur material transaction costs.

2021 ACQUISITION

Acquisition of Cardtronics plc

On January 25, 2021, the Company entered into a definitive agreement to acquire all outstanding shares of Cardtronics for $39.00 per share (the “Cardtronics Transaction”). The legal closing of the Cardtronics Transaction occurred on June 21, 2021.

Cardtronics is the world’s largest Independent ATM Deployer (“IAD”), according to the recent Global ATM Market and Forecasts to 2027 Report from RBR, an independent and third party publication. Our Cardtronics network enables cash transactions by converting digital currency into physical cash at ATMs in North America, Europe, Asia-Pacific, and Africa.

Purchase Price Consideration The purchase consideration transferred consisted of the following:

In millions	Purchase Consideration
Cash paid to common stockholders and holders of certain restricted stock and stock option awards	$1,775
Debt repaid by Atleos on behalf of Cardtronics	809
Transaction costs paid by Atleos on behalf of Cardtronics	57
Fair value of converted Cardtronics awards attributable to pre-combination services	19
Settlement of pre-existing relationships	14
Total purchase consideration	$2,674

Other than certain outstanding restricted stock and stock option awards issued to directors which were paid out in cash at closing, the Company converted outstanding unvested Cardtronics awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. Each restricted stock award that was outstanding, whether performance-based or time-based, was converted into time-based awards, and will continue to be governed by the same vesting terms as the original Cardtronics awards. Cardtronics stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and will continue to be governed generally by the same terms and conditions as were applicable prior to the acquisition. The amounts attributable to services already rendered were included as an adjustment to the purchase price and the amounts attributable to future services will be expensed over the remaining vesting period, net of estimated forfeitures. The fair value of options that the Company assumed in connection with the acquisition of Cardtronics were estimated using the Black-Scholes model.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Cardtronics was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The allocation of the purchase price was finalized in June 2022.

The allocation of the purchase price is as follows:

In millions	Fair Value
Assets acquired
Cash and restricted cash	$291
Trade accounts receivable	85
Prepaid expenses, other current assets and other assets	193
Property, plant and equipment	362
Acquisition-related intangible assets	864
Total assets acquired	$1,795

Deferred income tax liabilities	177
Liabilities assumed	556
Net assets acquired, excluding goodwill	1,062
Total purchase consideration	2,674
Estimated goodwill	$1,612

The Company utilized various methods of the income, cost, and market approaches depending on the asset or liability being fair valued to determine the allocation of purchase price. The estimation of fair value required significant judgment related to future net cash flows (including revenue growth rate, EBITDA margins, and customer attrition), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

Direct customer relationships and technology software were valued using an excess earnings method. Significant assumptions used in the discounted cash flow analysis for (i) direct customer relationships were the revenue growth rate, customer attrition rate, and discount rate, and (ii) technology software were the revenue growth rate, EBITDA margins, and discount rate.

Goodwill represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of Atleos and Cardtronics. It was determined that $139 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Network segment. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

The following table sets forth the components of the intangible assets acquired:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$373	15
Technology - Software	441	8
Non-compete	1	1
Tradenames	49	4
Total acquired intangible assets	$864

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred transaction costs of $46 million for the year ended December 31, 2021, which has been included within Selling, general and administrative expenses in the Consolidated Statements of Operations.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of Atleos and Cardtronics for the year ended December 31, 2021. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The Consolidated Statements of Operations includes Cardtronics revenue of $627 million and income before income taxes of $39 million, which includes the impact of purchase accounting adjustments, for the period from June 21, 2021 through December 31, 2021.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2020, are as follows:

In millions	For the year ended December 31, 2021
Revenue	$4,027
Net income attributable to Atleos	$375

The unaudited pro forma results for the year ended December 31, 2021 include:
•$53 million in eliminated intercompany revenue and cost between Atleos and Cardtronics;
•$25 million, net of tax, in additional amortization expense for acquired intangible assets; and
•$87 million, net of tax, in eliminated transaction costs as if those costs were incurred prior to 2021.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of December 31 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2021			December 31, 2022			December 31, 2023
In millions	Goodwill	Additions	Other(2)	Goodwill	Additions	Other	Total
Network	$1,648	$40	$7	$1,695	$—	$1	$1,696
Self-Service Banking(1)	258	—	(4)	254	—	2	256
Total goodwill	$1,906	$40	$3	$1,949	$—	$3	$1,952

(1) The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
(2) Other activities for the Network segment in 2022 include $(1) million of foreign currency fluctuations and $8 million of additional goodwill recognized as part of the Company’s finalization of purchase accounting for the Cardtronics acquisition in 2021.

Additions during the year ended December 31, 2022 include immaterial purchase accounting adjustments related to the Cardtronics acquisition as well as the goodwill acquired through the LibertyX transaction on January 5, 2022. For additional information on these business combinations, refer to Note 2, “Business Combinations”.

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management completed the annual goodwill impairment test during the fourth quarter of 2023. The Company elected to perform a quantitative assessment for all reporting units.

For the quantitative assessment, the fair value of the reporting units was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of DCF analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rates, EBITDA margin and discount rates. The market approach is performed using the GPC method which is based on earnings multiple data of peer companies.

Based on the quantitative assessment completed for the annual goodwill impairment test, the Company determined the fair value of all three reporting units was greater than their carrying value. However, the Network reporting unit had fair value in excess of carrying value of less than 10%. Accordingly, this reporting unit has a heightened risk of future impairment if any assumptions, estimates, or market factors change in the future. Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market revenue and EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill.

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	December 31, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$392	$(84)	$389	$(58)
Technology-software	3 - 8	495	(185)	494	(125)
Tradenames	1 - 10	50	(33)	50	(21)
Total identifiable intangible assets		$937	$(302)	$933	$(204)

Amortization expense related to identifiable intangible assets was $98 million, $100 million, and $55 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The aggregate estimated amortization expense for identifiable intangible assets for the following periods is:

	For the years ended December 31 (estimated)
In millions	2024	2025	2026	2027	2028
Amortization expense	$97	$92	$85	$76	$74

4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports its operations in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”).

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

•Network—Provides a cost-effective way for financial institutions, fintechs, neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX business gives consumers the ability to buy and sell Bitcoin.

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

Corporate includes income and expenses related to corporate functions and certain allocations from NCR prior to Separation that are not specifically attributable to an individual reportable segment. Other includes certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (“CODM”) in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Atleos determines Adjusted EBITDA based on GAAP net income attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring costs (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.

Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.

The accounting policies used to determine the results of the operating segments are the same as those utilized for the Consolidated Financial Statements as a whole. Inter-segment sales and transfers are not material.

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of December 31, 2023, we have ceased operations in Russia and have completed the liquidation of our only subsidiary in Russia. As a result, for the twelve months ended December 31, 2022 and 2021, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

The following table presents revenue and Adjusted EBITDA by segment for the years ended December 31:

In millions	2023	2022	2021
Revenue by segment
Self-Service Banking	$2,581	$2,582	$2,530
Network	1,267	1,198	600
T&T	196	219	253
Total Segment revenue	$4,044	$3,999	$3,383
Other (1)	147	123	118
Other adjustment (2)	—	9	48
Consolidated Revenue	$4,191	$4,131	$3,549

Adjusted EBITDA by segment
Self-Service Banking	$630	$549	$600
Network	379	352	214
T&T	33	47	57
Total Segment Adjusted EBITDA	$1,042	$948	$871
Segment Adjusted EBITDA	$1,042	$948	$871
Less unallocated amounts
Corporate income and expenses not allocated to segments	344	279	303
Other income and expenses not allocated to segments	(34)	(16)	(18)
Interest expense, net(3)	90	31	49
Interest income	(5)	—	—
Income tax expense	239	50	64
Depreciation and amortization expense	151	159	104
Acquisition-related amortization of intangibles	98	100	55
Stock-based compensation expense	68	66	82
Separation costs	170	—	—
Acquisition-related costs	—	8	95
Transformation and restructuring	28	63	25
Russia operations	—	22	(4)
Pension mark-to-market adjustments	27	78	(70)
Net income (loss) attributable to Atleos	$(134)	$108	$186

(1) Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
(2) Other adjustment reflects the revenue attributable to the Company’s operations in Russia that were excluded from management’s measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia.
(3) Includes Related party interest expense, net, as presented in the Consolidated Statements of Operations.

The following table presents recurring revenue and all other products and services that is recognized at a point in time for Atleos for the years ended December 31:

In millions	2023	2022	2021
Recurring revenue	$2,982	$2,795	$2,145
All other products and services	1,209	1,336	1,404
Total revenue	$4,191	$4,131	$3,549

Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, processing revenue, interchange and network revenue, Bitcoin-related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights. In the fourth quarter of 2023, the Company corrected certain immaterial errors in the classification of recurring revenue for the years ended December 31, 2022 and 2021, resulting in an increase in recurring revenue and a reduction in all other products and services of $41 million for the year ended December 31, 2022 and $25 million for the year ended December 31, 2021. The adjustment only impacts the disclosure of recurring revenue and all other products and services for the years ended December 31, 2022 and 2021 included herein. This correction did not impact the Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity or Statements of Cash Flows as of and for the years ended December 31, 2022 and 2021.

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos for the years ended December 31:

In millions	2023	%	2022	%	2021	%
Revenue by Geographic Area
United States	$1,894	45%	$1,859	45%	$1,443	41%
Americas (excluding United States)	534	13%	512	12%	488	14%
Europe, Middle East and Africa	1,251	30%	1,236	30%	1,179	33%
Asia Pacific	512	12%	524	13%	439	12%
Total revenue	$4,191	100%	$4,131	100%	$3,549	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2023	2022
Property, plant and equipment, net
United States	$213	$215
Americas (excluding United States)	24	24
Europe, Middle East and Africa	145	126
Asia Pacific	88	47
Total property, plant and equipment, net	$470	$412

Concentrations No single customer accounts for more than 10% of Atleos’ consolidated revenue and accounts receivable as of and for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, 2022, and 2021, Atleos is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on Atleos’ operations. Atleos also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of Atleos’ products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial software and other central components. Atleos also utilizes contract manufacturers in order to complete manufacturing activities. There can be no assurances that any sudden impact to the availability or cost of these technologies or services would not have a material adverse effect on Atleos’ operations.

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	December 31, 2023		December 31, 2022
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$73	8.93%	$—	—%
Other (1)	3	7.23%	—	—%
Total short-term borrowings	$76		$—
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities (1)	$1,512	9.44%	$—	—%
Revolving credit facility (1)	155	8.71%	—	—%
Senior Notes:
9.500% Senior Notes due 2029	1,350
Discount and deferred financing fees	(85)		—
Other (1)	6	7.18%	—	—%
Total long-term debt	$2,938		$—
(1)    Interest rates are weighted average interest rates as of December 31, 2023.

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

The Company received total proceeds of $835 million and $726 million upon funding of the Term Loan A Facility and Term Loan B Facility, respectively. This resulted in an original issue discount of $24 million on the Term Loan B Facility that will be amortized to Interest expense over the life of the facility.

Additionally, as of December 31, 2023, there was $155 million outstanding under the Revolving Credit Facility and $8 million outstanding letters of credit issued under the sub-facility. As such, our borrowing capacity under our Revolving Credit Facility was $337 million at December 31, 2023.

The Term A Loans and the Revolving Loans will bear interest based on the secured overnight financing rate (“SOFR”) (or an alternative reference rate for amounts denominated in a currency other than U.S. Dollars), or, at the Company’s option, in the case of amounts denominated in Dollars, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “prime rate” and (c) the one-month SOFR rate plus 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 2.50% to 3.50% per annum for SOFR-based Term A Loans and Revolving Loans and ranging from 1.50% to 2.50% per annum for Base Rate-based Term A Loans and Revolving Loans, in each case, depending on the Company’s consolidated leverage ratio.

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

The Company received total proceeds of $1,333 million for the Notes, resulting in an original issue discount of $17 million, that will be amortized to Interest expense over the life of the Notes. The Company used the net proceeds from the issuance of the Notes, together with borrowings under the Credit Facilities and cash on-hand, (i) to finance the payment of a cash distribution to Voyix, which Voyix used to repay a portion of its existing indebtedness, (ii) to pay fees and expenses related to the Spin-off (including, without limitation, the fees and expenses with respect to the foregoing financing arrangements) and (iii) for general corporate purposes. On October 16, 2023, by way of the Escrow Merger, the Company assumed the obligations of the Escrow Issuer under the Notes and the Indenture by executing a supplemental indenture thereto.

The Company has optional redemption rights of the Notes pursuant to the following:

At any time prior to October 1, 2026, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Notes with the proceeds of one or more equity offerings, at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (i) at least 55% of the original aggregate principal amount of the Notes remains outstanding; and (ii) such redemption occurs within 180 days of the completion of such equity offering.

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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATM as a Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”). The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. In connection with the Spin-off, in September 2023, NCR, Cardtronics USA, Inc. and BALCAP amended the ATMaaS Facility in order to, among other things, cause the assignment by NCR of all of its ATMaaS Assets and all of its obligations under the ATMaaS Facility to Cardtronics USA, Inc. As of December 31, 2023, total debt outstanding under the financing program was $9 million with a weighted average interest rate of 7.20% and a weighted average term of 2.8 years.

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2023 are summarized below:

		For the years ended December 31
In millions	Total	2024	2025	2026	2027	2028	Thereafter
Debt maturities	$3,099	$76	$92	$118	$131	$803	$1,879

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2023, was $3,172 million. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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
6. TRADE RECEIVABLES FACILITY

On October 16, 2023, Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the “Purchase Agreement”), by and among Cardtronics USA, Inc., as servicer, NCR Atleos Receivables LLC (the “U.S. SPE”), a newly-formed and wholly-owned special purpose entity, as seller, NCR Atleos Canada Receivables LP, a newly-formed special purpose entity (the “Canadian SPE”), as seller, Cardtronics Canada Holdings Inc., as servicer, PNC Bank, National Association, as administrative agent, and PNC, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (the “Purchasers”). In connection therewith, (i) Cardtronics USA, Inc. and ATM National, LLC, as sellers (collectively, the “U.S. Originators”), entered into a Purchase and Sale Agreement with the U.S. SPE (the “U.S. Sale Agreement”) and (ii) Cardtronics Canada Holdings Inc., as seller (the “Canadian Originator”), entered into a Canadian Purchase and Sale Agreement with the Canadian SPE (the “Canadian Sale Agreement,” and together with the U.S. Sale Agreement, the “Sale Agreements”).

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

Under the Trade Receivables Facility, the Company and certain United States and Canadian operating subsidiaries of the Company continuously sell their trade receivables as they are originated to the U.S. SPE and a Canadian SPE (collectively, the “SPEs”), as applicable. No assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the Trade Receivables Facility have been satisfied. The Company controls, and therefore consolidates, the SPEs in its Consolidated Financial statements.

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE is approximately $166 million as of December 31, 2023. Excluding the trade receivables sold, the SPEs collectively owned $90 million of trade receivables as of December 31, 2023, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

Upon the effectiveness of the Trade Receivables Facility, the Company received a benefit from cash from operations of approximately $166 million in the year ended December 31, 2023. Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers, those fees, which are immaterial, are recorded within Other (expense) income, net in the Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of December 31, 2023 is not material.

Cardtronics USA Inc. and Cardtronics Canada Holdings Inc. continue to be involved with the trade receivables even after they are transferred to the SPEs (or further transferred to the Purchasers) by acting as a servicer. In addition to any obligations as servicer, the U.S. Originators and Canadian Originator provide the SPEs with customary recourse in respect of (i) certain dilutive events with respect to the trade receivables sold to the SPEs that are caused by the originator and (ii) in the event of certain violations by the originator of their representations and warranties with respect to the trade receivables sold to the SPEs. These servicing and originator liabilities of the Company and its subsidiaries (other than the SPEs) under the Trade Receivables Facility are not expected to be material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

The Trade Receivables Facility includes other customary representations and warranties, affirmative and negative covenants and default and termination provisions, which provide for the acceleration of amounts owed to the Purchasers thereunder in circumstances including, but not limited to, failure to pay capital or yield when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Periods Prior to Separation

Prior to Separation, NCR participated in a trade receivables securitization program similar to that of the Company’s post Separation. Under the securitization program, certain Atleos trade receivables were continuously sold as they originated to NCR wholly-owned bankruptcy-remote special purpose entities in the U.S. and Canada (collectively, the “NCR SPEs”). NCR accounted for transfers under these securitization arrangements as sales because full title and ownership in the underlying receivables and control of the receivables was considered transferred and its assets were not available to creditors. NCR wholly owned and therefore consolidated the NCR SPEs in its Consolidated Financial Statements. As the NCR SPEs were not Atleos entities, the activities of the NCR SPEs were not presented in our Consolidated Financial Statements.

Atleos receivables included within NCR’s trade receivables securitization program were $36 million as of December 31, 2022, and are recorded within Related party receivable, current in the Consolidated Balance Sheets. Additionally, transfers of Atleos receivables to the NCR SPEs, which had been derecognized and removed from our Consolidated Balance Sheets at the date of transfer, were $199 million at December 31, 2022.

7. INCOME TAXES

The Company’s income tax provision for the first three quarters of 2023 and the years ended December 31, 2022 and 2021 were prepared using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone entity. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.

For all periods prior to the Separation, the Company was part of NCR’s consolidated U.S. federal income tax return, as well as separate and combined NCR income tax returns in numerous state and international jurisdictions. The Company’s current tax liabilities computed under the separate return method are considered to be effectively settled in the Consolidated Financial Statements at the time the transaction is recorded, with the offset recorded against Net investment from NCR Corporation.

For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2023	2022	2021
Income (loss) before income taxes
United States	$(16)	$(88)	$(92)
Foreign	123	245	343
Total income (loss) before income taxes	$107	$157	$251

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2023	2022	2021
Income tax expense (benefit)
Current
Federal	$81	$8	$5
State	15	2	2
Foreign	69	68	38
Deferred
Federal	(111)	(13)	16
State	(23)	1	(8)
Foreign	208	(16)	11
Total income tax expense	$239	$50	$64

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2023	2022	2021
Income tax (benefit) expense at the U.S. federal tax rate of 21%	$22	$33	$53
Foreign income tax differential	22	(2)	(8)
Additional U.S. tax on foreign income	16	1	16
State and local income taxes (net of federal effect)	(8)	3	(2)
Tax effects of intercompany restructurings prior to the Spin-Off	120	—	—
Other U.S. permanent book/tax differences	—	1	1
Nondeductible transaction costs	1	—	4
Disallowed executive compensation	6	7	10
Excess benefit/deficit from share-based payments	5	(1)	(2)
Change in branch tax status	—	—	4
Research and development tax credits	(2)	(1)	(1)
Foreign tax law changes	—	—	(6)
Valuation allowances	44	(1)	(2)
Change in liability for unrecognized tax benefits	4	(1)	(5)
Change in tax estimates for prior periods	6	10	—
Other, net	3	1	2
Total income tax (benefit) expense	$239	$50	$64

Atleos’ tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2023, our tax rate was impacted by a $44 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom, Canada, Cyprus, Austria and other jurisdictions. The Company also completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $120 million discrete tax expenses. Approximately $105 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off. During 2022, significant matters impacting our tax rate include a $1 million benefit from the reversal of valuation allowances against changes in deferred tax assets in certain foreign jurisdictions and a $10 million expense attributable to U.S. and foreign return-to-provision true-up adjustments. During 2021, the tax rate was impacted by a $16 million expense from additional U.S. tax on foreign income partially offset by a $6 million benefit from the deferred tax impact of a tax law change in the United Kingdom.

Atleos did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $2.9 billion of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $118 million. The unrecognized deferred tax liability is made up of a combination of U.S. and state income taxes and foreign withholding taxes.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income/loss, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2023	2022
Deferred income tax assets
Employee pensions and other benefits	$93	$—
Other balance sheet reserves and allowances	121	54
Tax loss and credit carryforwards	306	270
Capitalized research and development	113	16
Property, plant and equipment	12	—
Lease liabilities	23	16
Other	26	11
Total deferred income tax assets	$694	$367
Valuation allowance	(263)	(169)
Net deferred income tax assets	$431	$198
Deferred income tax liabilities
Intangible assets	$173	$30
Right of use assets	25	17
Capitalized software	13	2
Employee pensions and other benefits	—	33
Total deferred income tax liabilities	$211	$82
Total net deferred income tax assets	$220	$116

Atleos has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, primarily tax loss carryforwards in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax losses. If we are unable to generate sufficient future taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss carryforwards, additional valuation allowances could be required.

As of December 31, 2023, Atleos had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $1.1 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2024 through 2043. As a result of stock ownership changes, our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2023	2022	2021
Gross unrecognized tax benefits - January 1	$32	$35	$39
Increases related to tax positions from prior years	—	1	6
Decreases related to tax positions from prior years	(2)	(6)	(4)
Increases related to tax positions taken during the current year	6	6	2
Settlements with tax authorities	—	(2)	(2)
Lapses of statutes of limitation	(1)	(2)	(5)
Settlements (closed out to Net Investment from NCR Corporation)	(1)	—	(1)
Total gross unrecognized tax benefits - December 31	$34	$32	$35

Of the total amount of gross unrecognized tax benefits as of December 31, 2023, $22 million would affect Atleos’ effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in Income tax accruals in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $3 million of benefit, none, and $3 million of benefit for the years ended December 31, 2023, 2022, and 2021, respectively. The gross amount of interest and penalties accrued as of December 31, 2023 and 2022 was $14 million and $14 million, respectively.

In the United States, Atleos files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Years beginning on or after 2014 are still open to examination by certain foreign taxing authorities, including India, China, and other taxing jurisdictions.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to foreign jurisdictions. As a result, as of December 31, 2023, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $2 million to $3 million in the next 12 months.

8. STOCK COMPENSATION PLANS

Background

Certain employees of the Company participate in stock incentive plans which allow for stock-based compensation in a number of forms, including restricted stock units (“RSU”), stock-options, employee stock purchase plan (“ESPP”) and other share-based awards. These awards are measured based upon fair value on the grant date and are recognized over the requisite service period.

Prior to the Separation, certain employees participated in NCR’s stock incentive plans (“NCR Plans”), whereby all awards granted under the programs consist of NCR common shares. Stock-based compensation expense recognized in the Consolidated Financial Statements was determined based upon employees who participate in the NCR Plans and who exclusively supported Atleos operations, as well as an allocation of NCR’s corporate and shared employee stock-based compensation expenses.

Substantially concurrently with the Separation, the Company adopted the following incentive plans for Atleos employees: (i) NCR Atleos Corporation 2023 Stock Incentive Plan (the “2023 SIP”), and (ii) NCR Atleos Corporation Employee Stock Purchase Plan (collectively, the “Atleos Plans”). Grants of equity awards made after the Spin-off to our executive officers and other employees will be made under the 2023 SIP, which became effective as of the date of the Distribution. As of December 31, 2023, no awards had been granted out of the 2023 SIP. $6 million shares remain available for future issuance under the 2023 SIP.

In connection with the Spin-off, certain of the outstanding restricted stock units and stock options held by Atleos employees, as well as the strike price for the stock options, were adjusted pursuant to a conversion ratio determined by the post Spin-off average trading price of each of Atleos and Voyix during a specified period following the Spin-off. All adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-off. Outstanding stock options at the time of the Spin-off, regardless of the holder, were converted into stock options of both Atleos and Voyix. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-off (including former Voyix directors and certain former Voyix employees) were converted into restricted stock units of both Atleos and Voyix. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original NCR awards, including with respect to vesting, except as described in the Employee Matters Agreement. Performance determinations for converted awards will be made by the Voyix Compensation & Human Resource Committee of their Board of Directors. As a result of the award modifications, Atleos will incur approximately $5 million of incremental stock-based compensation expense. Of this amount, $2 million was recognized during the year ended December 31, 2023 and approximately $3 million will be recognized over the awards’ remaining vesting period.

Stock Compensation Expense

Stock-based compensation expense is recognized within Operating expenses in our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations, based upon fair value. In accordance with accounting guidance, our stock-based compensation expense includes expense on all awards held by Atleos employees, including converted option and restricted stock unit awards in Voyix common stock.

The Company recorded stock-based compensation expense specific to employees who exclusively support Atleos operations for the years ended December 31 as follows:

In millions	2023	2022	2021
Restricted stock units	$43	$30	$26
Stock options	—	1	4
Stock-based compensation expense	43	31	30
Tax benefit	(5)	(7)	(7)
Total stock-based compensation expense (net of tax)	$38	$24	$23

The Company recorded stock-based compensation expense allocated to Atleos for NCR corporate and shared employees for the years ended December 31, 2023, 2022, and 2021 of $25 million, $35 million, and $52 million, respectively.

Restricted Stock Units

The 2023 SIP provides for the grant of several different forms of stock-based compensation, including restricted stock units. Restricted stock units can have service-based and/or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee of the Company’s Board of Directors. Any grant of restricted stock units is generally subject to a vesting period of 12 months to 48 months, to the extent permitted by the 2023 SIP. Performance-based grants conditionally vest upon achievement of future performance goals based on performance criteria such as the Company’s achievement of specific return on capital and/or other financial metrics during the performance period. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Compensation and Human Resource Committee considers the likelihood of meeting the performance criteria based upon estimates and other relevant data, and certifies performance based on its analysis of achievement against the performance criteria. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The restricted stock units outstanding as of December 31, 2023 consist of converted awards originally granted under NCR stock incentive plans prior to the Separation. The NCR stock incentive plans have terms generally consistent with those described above.

The following table summarizes restricted stock unit activity for Atleos employees, as well as certain Voyix employees who were granted restricted stock units of Atleos common stock upon Separation, for the period from October 16, 2023, the date of Spin-off, through December 31, 2023:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of October 16, 2023	4,741	$29.78
Shares granted	—	$—
Shares vested	(1,257)	$27.87
Shares forfeited	(23)	$26.11
Unvested shares as of December 31, 2023	3,461	$30.49

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of restricted stock units held by Atleos employees that vested and distributed in the form of Atleos common stock following the Spin-off was $19 million in 2023. As of December 31, 2023, there was $38 million of unrecognized compensation cost related to unvested restricted stock unit grants held by Atleos employees. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

On December 21, 2022 and February 13, 2023, NCR granted market-based restricted stock units vesting on December 31, 2025. The original terms of the award specified that the number of awards that vest are subject to the compound annual growth rate (“CAGR”) of NCR’s stock price from January 1, 2023 to December 31, 2025 (the “performance period”), subject to an alternative level of achievement based on NCR’s relative total shareholder return ranking among a comparison group. Pursuant to the Employee Matters Agreement, the performance condition for these awards was modified to be based on the combined total shareholder return-related metrics attained by Atleos and Voyix.

Approximately 50% of these market-based restricted stock units granted on December 21, 2022 and February 13, 2023 included an accelerated vesting provision if a Qualified Transaction, including a Spin-off, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on NCR’s 20-day volume-weighted average closing stock price immediately preceding the transaction date. In connection with the Spin-off that occurred on October 16, 2023, the accelerated vesting provision was triggered as the Spin-off occurred during the performance period and resulted in a minimum vesting period of one year from the grant dates of December 21, 2022 and February 13, 2023. In accordance with the provision, 50% of the market-based restricted stock units will be recognized over the adjusted service period, vesting on December 21, 2023 and February 13, 2024.

Stock Options

As discussed above, outstanding stock options at the time of the Spin-off, regardless of the holder, were converted into stock options of both Atleos and Voyix. As such, employees of both Atleos and Voyix hold option awards in Atleos common stock. All options vested prior to the Spin-off and there is no remaining unrecognized compensation cost as of December 31, 2023.

The following table summarizes the Company’s stock option activity for the period from October 16, 2023, the date of Spin-off, through December 31, 2023:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of October 16, 2023	4,187	$27.62
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of December 31, 2023	4,187	$27.62	2.3	$4.55
Exercisable as of December 31, 2023	4,187	$27.62	2.3	$4.55

Employee Stock Purchase Plan

The Company’s ESPP provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of Atleos’ closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation. There are five million shares authorized to be issued under the ESPP. As of December 31, 2023, no shares were purchased under the plan.

9. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company sponsors defined benefit pension plans, including the U.S. pension plan, which no longer offers additional benefits and is closed to new participants, and international pension plans, certain of which also no longer offer additional benefits and are closed to new participants.

The Company’s funding policy is to contribute annually no less than the minimum required by applicable laws and regulations. Pension plan assets are primarily invested in publicly traded common stocks, common and commingled trusts, corporate debt securities, real estate investments, and cash or cash equivalents.

The Company recognizes the funded status of each applicable plan on the Consolidated Balance Sheets, with each over funded plan recognized as an asset and each underfunded plan recognized as a liability. Changes in the fair value of plan assets and net actuarial gains or losses are recognized upon remeasurement, which is at least annually in the fourth quarter of each year.

Net periodic benefit cost (income)

Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the years ended December 31 were as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net service cost	$—	$—	$—	$1	$2	$4	$1	$2	$4
Interest cost	24	—	—	22	10	7	46	10	7
Expected return on plan assets	(21)	—	—	(32)	(26)	(23)	(53)	(26)	(23)
Amortization of prior service cost	—	—	—	—	—	1	—	—	1
Actuarial (gain) loss	45	—	—	(15)	78	(70)	30	78	(70)
Net periodic benefit (income) cost	$48	$—	$—	$(24)	$64	$(81)	$24	$64	$(81)

The net actuarial loss in 2023 was primarily due to a decrease in discount rates in measuring the benefit obligations, partially offset by the impact of economic improvements on the value of plan assets. The actuarial loss in 2022 was primarily due to the impact of economic downturns on the value of plan assets, partially offset by an increase in discount rates in measuring the benefit obligation. The actuarial gain in 2021 was primarily due to an increase in discount rates as well as a favorable impact from an update to the mortality tables.

Benefit obligations and plan assets

A reconciliation of the beginning and ending balances of the pension plan benefit obligations is as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation as of January 1	$—	$—	$562	$814	$562	$814
Net service cost	—	—	1	1	1	1
Interest cost	24	—	22	10	46	10
Actuarial (gain) loss	52	—	(9)	(168)	43	(168)
Benefits paid	(34)	—	(46)	(39)	(80)	(39)
Benefit obligations transferred from Voyix	1,361	—	37	—	1,398	—
Currency translation adjustments	—	—	38	(56)	38	(56)
Benefit obligation as of December 31	$1,403	$—	$605	$562	$2,008	$562
Accumulated benefit obligation as of December 31	$1,403	$—	$590	$561	$1,993	$561

A reconciliation of the beginning and ending balances of the fair value of the pension plan assets is as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2023	2022	2023	2022	2023	2022
Change in plan assets
Fair value of plan assets as of January 1	$—	$—	$710	$1,042	$710	$1,042
Actual return on plan assets	28	—	39	(223)	67	(223)
Company contributions	150	—	4	4	154	4
Benefits paid	(34)	—	(35)	(39)	(69)	(39)
Fair value of plan assets transferred from Voyix	926	—	—	—	926	—
Currency translation adjustments	—	—	49	(74)	49	(74)
Fair value of plan assets as of December 31	$1,070	$—	$767	$710	$1,837	$710

A reconciliation of the ending funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive income (loss) as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2023	2022	2023	2022	2023	2022
Funded Status	$(333)	$—	$162	$148	$(171)	$148
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$216	$172	$216	$172
Current liabilities	—	—	(2)	(2)	(2)	(2)
Noncurrent liabilities	(333)	—	(52)	(22)	(385)	(22)
Net amounts recognized	$(333)	$—	$162	$148	$(171)	$148
Amounts recognized in accumulated other comprehensive income (loss)
Prior service cost	—	—	14	13	14	13
Total	$—	$—	$14	$13	$14	$13

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $1,447 million, $1,443 million, and $1,072 million, respectively, as of December 31, 2023, and $5 million, $5 million and $2 million, respectively, as of December 31, 2022.

Plan Assets The weighted average asset allocations as of December 31, 2023 and 2022 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2023	2022		2023	2022
Equity and other investments	55%	—%	60% - 85%	20%	18%	10% - 30%
Debt securities	24%	—%	5% - 20%	53%	55%	50% - 70%
Real estate	—%	—%	5% - 20%	22%	22%	10% - 20%
Other	21%	—%	5% - 15%	5%	5%	5% - 15%
Total	100%	—%		100%	100%

The fair value of plan assets as of December 31, 2023 and 2022 by asset category is as follows:

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities and other investments:
Common stock	1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common and commingled trusts - Equities	2	585	—	—	—	585	155	—	—	—	155
Fixed income securities:
Corporate debt	3	—	—	—	—	—	79	—	60	—	19
Common and commingled trusts - Bonds	2	254	—	—	—	254	329	—	—	—	329
Other types of investments:
Real estate	4	—	—	—	—	—	169	—	—	169	—
Common and commingled trusts - Short Term Investments	2	84	—	—	—	84	29	—	—	—	29
Partnership/joint venture interests - Other	5	33	—	—	4	29	—	—	—	—	—
Hedge Funds	2	114	—	—	—	114	—	—	—	—	—
Money market funds	2	—	—	—	—	—	6	—	—	—	6
Total		$1,070	$—	$—	$4	$1,066	$767	$—	$60	$169	$538

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities and other investments:
Common stock	1	$—	$—	$—	$—	$—	$88	$88	$—	$—	$—
Common and commingled trusts - Equities	2	—	—	—	—	—	43	—	—	—	43
Fixed income securities:
Corporate debt	3	—	—	—	—	—	77	—	77	—	—
Common and commingled trusts - Bonds	2	—	—	—	—	—	311	—	—	—	311
Insurance products	2	—	—	—	—	—	1	—	1	—	—
Other types of investments:
Real estate	4	—	—	—	—	—	154	—	—	154	—
Common and commingled trusts - Short Term Investments	2	—	—	—	—	—	20	—	—	—	20
Money market funds	2	—	—	—	—	—	16	—	—	—	16
Total		$—	$—	$—	$—	$—	$710	$88	$78	$154	$390

Notes:
1.Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.
2.Common and commingled trusts (equities and balanced) and registered investment companies (RICs) such as money market funds and hedge funds are valued using a Net Asset Value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager or independent third party to value investments.
3.Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.
4.Real estate investments are not traded on an active market, as such a variety of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.
5.Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2021	$—	$151
Realized and unrealized gains and losses, net	—	3
Balance, December 31, 2022	$—	$154
Transfers, net	3	—
Realized and unrealized gains and losses, net	—	15
Purchases, issuances and settlements	1	—
Balance, December 31, 2023	$4	$169

Assumptions

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

	US Pension Benefits			International Pension Benefits			Total Pension Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate - Service Cost	N/A	N/A	N/A	2.9%	0.4%	0.2%	2.9%	0.4%	0.2%
Discount rate - Interest Cost	5.4%	N/A	N/A	4.0%	1.3%	1.3%	5.0%	1.3%	1.3%
Expected return on plan assets	7.0%	N/A	N/A	4.4%	2.6%	2.3%	5.9%	2.6%	2.3%
Rate of compensation increase	N/A	N/A	N/A	2.0%	0.7%	0.8%	2.0%	0.7%	0.8%

The discount rate used to determine U.S. benefit obligations as of December 31, 2023 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Willis Tower Watson (“WTW”) Rate:Link 10th-90th yield curve. The WTW Rate:Link 10th-90th yield curve has been constructed to represent the available yields on high-quality, fixed income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.0%	N/A	3.5%	3.9%	4.6%	3.9%
Rate of compensation increase	N/A	N/A	2.0%	1.5%	2.0%	1.5%

The weighted-average cash balance interest crediting rate for the Company’s cash balance defined benefit plans was 4.3% and 1.0% for the years ended December 31, 2023 and 2022, respectively.

Discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

The Company employs a building block approach as its primary approach in determining the long-term expected rate of return assumptions for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatilities generate higher returns over the long run. Current market factors, such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data may be used to review and assess the results for reasonableness and appropriateness.

Investment Strategy

The Company has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition.

The investment portfolios contain a diversified mix of asset classes, including, fixed-income investments, which are diversified across issuers and credit quality. The investment portfolios also contain a blend of equity investments, which are diversified across small and large capitalization stocks and growth and value stocks.

Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by NCR. Remeasurement of all assumed plans occurred immediately prior to transfer. As a result, Pension and indemnity plan liabilities increased $468 million, and there was no material change in Prepaid pension cost, Other current liabilities, or Accumulated other comprehensive income (loss).

Prior to Atleos assuming these pension plans, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in these plans was reflected as though the Company participated in a multiemployer plan. As such, these Consolidated Financial Statements reflect an allocation of pension expense from NCR as recorded in Operating expenses in our Consolidated Statements of Operations for all periods prior to September 30, 2023. The service costs related to pension plans allocated to the Company for all periods presented were immaterial and are included in those figures above.

Employer Contribution

Pursuant to Employee Matters and Separation and Distribution agreements, the Company contributed $150 million to the U.S. pension plan in 2023. The Company also contributed $4 million to its international pension plans in 2023.

The Company does not plan to contribute to the U.S. pension plan in 2024, and anticipates contributing $3 million to its international pension plans in 2024.

Postemployment Plan

The Company offers various postemployment payments and benefits to involuntarily terminated employees and certain inactive employees after employment but before retirement. These benefits are paid in accordance with the Company’s established employment agreements, offer letters and benefit plans, practices and policies. Postemployment benefits include mainly severance as well as continuation of healthcare benefits and life insurance coverage while on disability. These postemployment benefits are funded on a pay-as-you-go basis. Changes to the funded status are recognized as a component of other comprehensive loss in Stockholders’ equity.

Net periodic benefit cost (income)

Components of net periodic benefit cost (income) of the postemployment plan, including amounts allocated prior to the Spin-off, for the years ended December 31 were as follows:

In millions	Postemployment Benefits
	2023	2022	2021
Service cost	$8	$34	$13
Interest cost	1	—	—
Amortization of:
Prior service benefit	—	—	—
Actuarial gain	—	—	—
Net periodic benefit cost	$9	$34	$13

Benefit obligations

A reconciliation of the beginning and ending balances of the postemployment plan benefit obligations is as follows:

	Postemployment Benefits
In millions	2023	2022
Change in benefit obligation
Benefit obligation as of January 1	$5	$3
Net Service cost	3	6
Interest cost	1	—
Benefit obligations transferred from Voyix	67	—
Assumption (gain) loss	2	—
Actuarial (gain) loss	7	—
Benefits paid	(11)	(4)
Currency translation adjustments	(1)	—
Benefit obligation as of December 31	$73	$5

A reconciliation of the ending funded status to amounts recognized in the Consolidated Balance Sheets as of December 31 is as follows:

	Postemployment Benefits
In millions	2023	2022
Funded Status	$(73)	$(5)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(18)	$(5)
Noncurrent liabilities	(55)	—
Net amounts recognized	$(73)	$(5)
Amounts recognized in Accumulated other comprehensive income (loss)
Net actuarial (gain) loss	$(5)	$—
Prior service cost	(1)	—
Total	$(6)	$—

Assumptions

Actuarial assumptions are not applicable prior to September 2023 when certain NCR U.S. and international postemployment plans were transferred to Atleos. The weighted average rate and assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were as follows:

	2023	2022	2021
Discount rate for severance plan	5.4%	N/A	N/A
Salary increase rate	3.5%	N/A	N/A
Involuntary turnover rate	3.8%	N/A	N/A

The weighted average rates and assumptions used to determine benefit obligation as of December 31 were as follows:

	2023	2022
Discount rate for severance plan	4.9%	N/A
Salary increase rate	3.4%	N/A
Involuntary turnover rate	3.8%	N/A

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed a portion of NCR’s U.S. postemployment plan liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by NCR. Remeasurement of the assumed plan occurred immediately prior to transfer. As a result, Other current liabilities increased $5 million, Postretirement and postemployment benefits liabilities increased $62 million, and there was no material change in Accumulated other comprehensive income (loss).

Prior to Atleos assuming a portion of this plan, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in this plan was reflected as though the Company participated in a multiemployer plan. As such, these Consolidated Financial Statements reflect an allocation of postemployment plan expense from NCR as recorded in Operating expenses in our Consolidated Statements of Operations for all periods prior to September 2023. The service costs related to the postemployment plans allocated to the Company for the years ended December 31, 2023, 2022 and 2021 were $5 million, $34 million, and $13 million, respectively, and are included in those figures above.

Employer Contributions

The Company anticipates contributing $18 million to its Postemployment plan in 2024.

Postretirement Plan

The Company sponsors a U.S. postretirement benefit plan that no longer offers benefits to U.S. participants who had not reached a certain age and years of service. The plan provides medical care benefits to retirees and their eligible dependents. Non-U.S. employees are typically covered under government-sponsored programs. These postretirement benefits are funded on a pay-as-you-go basis. Changes to the funded status are recognized as a component of other comprehensive loss in Stockholders’ equity.

Net periodic benefit cost (income)

All components of the net periodic benefit cost (income) of the post retirement plan for the years ended December 31, 2023, 2022 and 2021 were immaterial.

Benefit obligations

A reconciliation of the beginning and ending balances of the postretirement plan benefit obligations is as follows:

	Postretirement Benefits
In millions	2023	2022
Change in benefit obligation
Benefit obligation as of January 1	$—	$—
Net Service cost	—	—
Interest cost	—	—
Benefit obligations transferred from Voyix	8	—
Actuarial (gain) loss	(1)	—
Benefits paid	—	—
Benefit obligation as of December 31	$7	$—

A reconciliation of the ending funded status to amounts recognized in the Consolidated Balance Sheets as of December 31, 2023 is as follows:

	Postretirement Benefits
In millions	2023	2022
Funded Status	$(7)	$—
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2)	$—
Noncurrent liabilities	(5)	—
Net amounts recognized	$(7)	$—
Amounts recognized in accumulated other comprehensive income (loss)
Net actuarial loss (gain)	$(2)	$—
Total	$(2)	$—

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed the U.S. postretirement benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by NCR. Remeasurement of the assumed plan occurred immediately prior to transfer. As a result, Other current liabilities increased $1 million, Postretirement benefits liabilities increased $7 million, and Accumulated other comprehensive income (loss) increased $1 million.

Prior to Atleos assuming this plan, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in this plan was reflected as though the Company participated in a multiemployer plan. As such, these Consolidated Financial Statements reflect an allocation of postretirement plan expense from NCR as recorded in Operating expenses in our Consolidated Statements of Operations for all periods prior to September 2023. The service costs related to the postretirement plan allocated to the Company for the years ended December 31, 2023, 2022 and 2021 were immaterial, and are included in those figures above.

Employer Contributions

The Company anticipates contributing $2 million to its postretirement plan in 2024.

Estimated Future Employee Benefit Plan Payments

The Company expects to make the following benefit payments reflecting past and future service from its pension, postemployment and postretirement plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postemployment Benefits	Postretirement Benefits
Year
2024	$110	$37	$147	$12	$1
2025	$110	$37	$147	$12	$1
2026	$110	$39	$149	$11	$1
2027	$111	$38	$149	$10	$1
2028	$110	$38	$148	$10	$1
2029-2033	$527	$177	$704	$41	$2

Savings Plan

In the U.S., the Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Expense incurred under these plans, including that which was allocated to the Company by NCR prior to Separation, for the years ended December 31, 2023, 2022, and 2021 were $16 million, $19 million, and $13 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Other than as stated below, the Company does not currently expect to incur material capital expenditures or other liabilities related to such matters including, but not limited to the Kalamazoo River environmental matter for which the Company shares liability with Voyix under the Separation and Distribution Agreement. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Consolidated Financial Statements set forth herein or will not have a material adverse effect on our consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements and federal securities laws, among others, may create a substantial burden on, and substantially increase costs to, the Company or could have a material adverse effect on the Company’s consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows and there can be no assurances that the actual amounts required to comply with applicable laws and regulations will not exceed the amounts reflected in the Company’s Consolidated Financial Statements set forth herein. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Consolidated Financial Statements.

The Company provides its customers with certain indemnification rights, subject to certain limitations and exceptions. The Company agrees to defend and indemnify its customers from third-party lawsuits alleging that Company solutions infringe third party intellectual property rights based on its customers’ use of them. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, the Company enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. Historically, the Company has not recorded a liability in connection with these indemnifications. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future.

In connection with the Spin-off, the Separation and Distribution Agreement provides that Voyix will transfer to the Company, and the Company will assume, certain liabilities, whether accrued or contingent, and whether arising prior to, at or after the Distribution, including, among others, all liabilities to the extent relating to the Company’s business and/or the Company’s assets, 50% of certain shared environmental liabilities arising from conduct prior to the Distribution if Voyix’s annual costs, net of any insurance proceeds and third party payments actually received, with respect thereto exceed $15 million, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution, and liabilities relating to, arising out of or resulting from any registration statement or similar disclosure document related to the Separation (including the Company’s Registration Statement on Form 10 initially filed with the SEC on June 26, 2023, and as further amended thereafter and declared effective on August 11, 2023, and the Information Statement). Voyix will retain all other liabilities, including, among others, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution, the first $15 million of annual costs incurred in connection with certain shared environmental liabilities arising from conduct prior to the Distribution and 50% of any such costs thereafter, and all indemnification obligations to current and former Voyix directors and officers.

Shared Environmental Matters

As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at formerly owned or operated facilities, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). Pursuant to the Separation and Distribution Agreement, the Company and Voyix share equally costs and liabilities with respect to the Shared Environmental Matters to the extent Voyix’s annual costs, net of any insurance proceeds and third party payments actually received, exceed $15 million. Under the Separation and Distribution Agreement, Voyix will notify the Company by December 1 each calendar year of the estimated costs for the Shared Environmental Matters it will incur each quarter of the following calendar year pursuant to which the Company will make quarterly payments to Voyix of any required contribution. The Company’s payments are subject to upward or downward adjustment after Voyix provides a final quarterly accounting of the actual costs. As of December 31, 2023, Voyix estimated that the Company’s contribution for Shared Environmental Matters in 2024 may be approximately $2 million payable in the fourth quarter of 2024. The Company evaluated the estimate in accordance with ASC 450, Contingencies, and concluded that, as of December 31, 2023, a loss of up to $2 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.

Other than the cost reporting described above, Voyix is only required to update the Company “from time to time with respect to any events in connection with [the Shared Environmental Matters] at such times and in such manner as it shall reasonably determine.” The term of this cost sharing is indefinite and includes defense costs and expenses. Voyix will continue to control exclusively the management of the Shared Environmental Matters, and, while outside of the Company’s control, could impact the amounts that the Company is required to contribute for the Shared Environmental Matters under the Separation and Distribution Agreement.

Kalamazoo River

One of the Shared Environmental Matters is the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River site”) remediation and related litigations. By way of background, on December 5, 2019, Voyix entered into a Consent Decree with the United States Environmental Protection Agency (“USEPA”) and other government agencies having oversight over the Kalamazoo River. On December 2, 2020, the District Court having jurisdiction over this matter approved the Consent Decree, which required Voyix to pay Georgia Pacific (“GP”) a 40% share of past costs, to pay the USEPA and state agencies their past and future administrative costs, and to dismiss a pending appeal. The Consent Decree further requires Voyix to take responsibility for the remediation of a portion, but not all, of the Kalamazoo River. The Consent Decree further provides Voyix protection from other potentially responsible parties, including GP, seeking contribution for their costs associated with the clean-up anywhere on the river, thereby resolving the allocation of future costs left unresolved by prior litigation.

Voyix reports that it believes it has meritorious claims against Kalamazoo River co-obligor B.A.T. Industries p.l.c. (“BAT”) under a prior settlement agreement with that company for the Kalamazoo River remediation expenses as a so-called “future site.” To date, BAT has denied that the Kalamazoo River is a “future site.” On February 10, 2023, Voyix filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is indeed a future site under their agreement. Voyix also reports that it will have indemnity or reimbursement claims against AT&T Corp and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) under a 1996 Divestiture Agreement after expenses have met a contractual threshold. Voyix believes that contractual threshold was, or was nearly, met in December 2022. Pursuant to the Separation and Distribution Agreement, Voyix will continue to control any actions to collect the unpaid sums.

Voyix further reports that as of December 31, 2023 and December 31, 2022, Voyix’s total reserve for Kalamazoo was $141 million and $90 million, respectively. The reserve is reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While Voyix believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million, respectively, and Voyix will continue to pursue such contribution.

As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), Voyix reports that it has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of Voyix’s and, therefore, the Company’s, potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and the related Consent Decree noted above, particularly in as much as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will take place through the 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve reflected in this paragraph could more than approximately double the reflected reserve.

Environmental-Related Insurance Recoveries

Historically, Voyix has received payments from its insurance carriers with respect to the Shared Environmental Matters. Pursuant to the Separation and Distribution Agreement, insurance amounts actually recovered will, as a result of reducing Voyix’s overall liability, reduce the Company’s liability in its obligation to contribute for the Shared Environmental Matters. The Company does not anticipate that Voyix will obtain further material insurance recoveries specific to Kalamazoo River remediation costs. Pursuant to the Separation and Distribution Agreement, control of claims against insurers with respect to the Shared Environmental Matters for which the Company is sharing liability with Voyix is controlled exclusively by Voyix, as well as whether or not any coverage is in fact available, and the Company is unable to predict whether and to what extent insurance proceeds will be available to offset any amounts it may be required to pay in respect of the foregoing environmental matters pursuant to the Separation and Distribution Agreement.

Environmental Remediation Estimates

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. We record environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable; in accordance with accounting guidance, where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other potentially responsible parties, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Where our environmental liabilities result from our shared obligations with Voyix under the Separation and Distribution Agreement, we will rely on information shared with us by Voyix, who is controlling these matters, with respect to determining the amount of potential liability. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, including in connection with our obligations under the Separation and Distribution Agreement.

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business.

11. LEASING

The following table presents our lease balances as of December 31:

In millions	Location in the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$144	$85
Finance lease assets, net of accumulated amortization	Property, plant and equipment, net	2	1
Total leased assets		$146	$86
Liabilities
Current
Operating lease liabilities	Other current liabilities	$30	$21
Finance lease liabilities	Other current liabilities	1	1
Noncurrent
Operating lease liabilities	Operating lease liabilities	109	59
Finance lease liabilities	Other liabilities	1	—
Total lease liabilities		$141	$81

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Operating lease cost	$39	$30	$24
Finance lease cost
Amortization of leased assets	1	2	3
Interest on lease liabilities	—	—	—
Short-Term lease cost	2	—	—
Variable lease cost	1	1	3
Total lease cost	$43	$33	$30

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$28	$22
Operating cash flows from finance leases	$—	$2	$3
Financing cash flows from finance leases	$1	$—	$—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$70	$13	$51
Finance Leases	$2	$—	$—

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2023:

In millions	Operating Leases	Finance Leases
2024	$39	$1
2025	30	—
2026	23	—
2027	18	—
2028	14	—
Thereafter	50	1
Total lease payments	174	2
Less: Amount representing interest	35	—
Present value of lease liabilities	$139	$2

As of December 31, 2023, all material operating leases had commenced.

The following table presents the weighted average remaining lease term and interest rates:

	December 31, 2023	December 31, 2022
Weighted average lease term:
Operating leases	6.4 years	5.3 years
Finance leases	1.4 years	1.0 year
Weighted average interest rates:
Operating leases	6.46%	4.7%
Finance leases	5.79%	5.2%

12. RELATED PARTIES

Pursuant to the Separation, NCR ceased to be a related party to Atleos and accordingly, no related party transactions or balances are reported subsequent to October 16, 2023.

Cash management and financing

Prior to the Separation, the Company participated in NCR’s centralized treasury and cash management programs. In certain jurisdictions, disbursements were made through centralized accounts payable systems which were operated by NCR. Similarly, cash receipts in these jurisdictions were mostly transferred to centralized accounts, which were also maintained by NCR. As cash was received and disbursed by NCR, it was accounted for by the Company through Net investment from NCR Corporation. Prior to the Separation, cash and cash equivalents and restricted cash in the Consolidated Balance Sheets represent cash and cash equivalents and restricted cash held by legal entities of the Company that were specifically attributable to the Company.

Allocation of centralized costs

Prior to the Separation, the Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by NCR that were charged directly to the Company. In addition, for purposes of preparing these Consolidated Financial Statements, a portion of NCR’s total corporate general and administrative expenses had been allocated to the Company.

NCR allocations reflected in the Consolidated Statements of Operations for the years ended December 31 are as follows:

	Year ended December 31
In millions	2023	2022	2021
Cost of products	$25	$28	$29
Cost of services	69	77	71
Selling, general and administrative expense	123	193	177
Research and development expense	19	25	23
Total allocated costs	$236	$323	$300

Trade receivables securitization

NCR participates in a trade receivables securitization program arranged by PNC Bank, National Association and various lenders. Under the securitization program, trade receivables are continuously sold as they are originated to NCR wholly-owned bankruptcy-remote special purpose entities in the U.S. and Canada (collectively, the “SPEs”). NCR accounts for transfers under these securitization arrangements as sales because full title and ownership in the underlying receivables and control of the receivables is considered transferred and its assets are not available to creditors. NCR wholly owns and therefore consolidates the SPEs in its Consolidated Financial Statements. Prior to the Separation, the activities of the SPEs were not presented in our Consolidated Financial Statements.

Prior to the Separation, Atleos receivables included within NCR’s trade receivables securitization program were $36 million as of December 31, 2022, and were recorded within Related party receivable, current in the Consolidated Balance Sheets. Additionally, prior to the Separation, transfers of Atleos receivables to the SPEs, which had been derecognized and removed from our Consolidated Balance Sheets at the date of transfer, were $199 million at December 31, 2022.

Related-party notes

Related party notes consisted of the following:

In millions	December 31, 2022
Related party notes receivable, current (1)	$8
Related party notes receivable, non-current (2)	336
Related party notes receivable	$344
Short-term borrowings from related party (3)	$108
Long-term borrowings from related party	717
Borrowings from related party	$825

(1)Included in Related party receivables, current in the Consolidated Balance Sheets.
(2)Included in Related party receivables, non-current in the Consolidated Balance Sheets.
(3)Short-term borrowings from related party are at an interest rate of 0% as of December 31, 2022.

Related party notes receivable

Prior to the Separation, the Company had notes receivable from related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these notes was approximately 3.1% as of December 31, 2022. As of December 31, 2022, the Company had interest receivable on these notes of $3 million, recorded in Related party receivable, current in the Consolidated Balance Sheets.

Prior to the Separation, the Company recognized $10 million, $2 million and $3 million of interest income, for the years ended December 31, 2023, 2022, and 2021, respectively, related to these notes, which is included in Related party interest expense, net in the Consolidated Statements of Operations.

Related party borrowings

Prior to the Separation, the Company has borrowings due to related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these borrowings was approximately 3.6% as of December 31, 2022. As of December 31, 2022, the Company had interest payable of $13 million, recorded in Related party payable, current in the Consolidated Balance Sheets.

Prior to the Separation, the Company recognized $23 million, $33 million and $52 million of interest expense, for the years ended December 31, 2023, 2022, and 2021, respectively, related to these borrowings, which is included in Related party interest expense, net in the Consolidated Statements of Operations.

Net transfers from (to) NCR Corporation

The net effect of transactions between the Company and NCR are included within Net transfers from (to) NCR Corporation in the Consolidated Statements of Cash Flows and within Net transfers from NCR Corporation in the Consolidated Statements of Changes in Stockholders’ Equity. The components of Net transfers from (to) NCR Corporation are as follows:

	Year ended December 31
In millions	2023	2022	2021
General financing activities	$(297)	$320	$(1,488)
Allocation of centralized costs	236	323	300
Acquisition of businesses	1	78	2,346
Income taxes deemed settled with NCR	—	—	9
Net transfers from (to) NCR Corporation - Consolidated Statements of Cash Flows	$(60)	$721	$1,167
Stock based compensation expense	46	66	82
Net transfers from NCR Corporation—Consolidated Statements of Changes in Equity	$(14)	$787	$1,249

13. EARNINGS PER SHARE

On October 16, 2023, the date of Separation, 70.6 million shares of Atleos’ Common Stock, par value $0.01 per share, were distributed to Voyix shareholders of record as of October 2, 2023, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of Atleos outstanding prior to the Separation.

In connection with the Spin-off, and in accordance with the Employee Matters Agreement, certain of the outstanding restricted stock units and stock options held by Atleos employees, as well as the strike price for the stock options, were adjusted pursuant to a conversion ratio determined by the post Spin-off average trading price of each of Atleos and Voyix during a specified period following the Spin-off. All adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-off.

Basic earnings per share (“EPS”) is calculated by dividing net income or loss attributable to Atleos, less any dividends (declared or cumulative undeclared), if applicable, by the weighted average number of shares outstanding during the period.

In computing diluted EPS, we evaluate and reflect the maximum potential dilution, for each issue or series of issues of potential common shares in sequence from the most dilutive to the least dilutive. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units and stock options.

The dilutive effect of restricted stock units and stock options is reflected in diluted earnings per share by applying the treasury stock method. The holders of unvested restricted stock units and stock options do not have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the unvested restricted stock units and stock options do not qualify as participating securities. See Note 8, “Stock Compensation Plans”, for share information on Atleos’ stock compensation plans.

The components of basic and diluted earnings (loss) per share are as follows:

	Year ended December 31
In millions, except per share amounts	2023	2022	2021
Net income (loss) attributable to Atleos common stockholders	$(134)	$108	$186
Basic and dilutive weighted average number of shares outstanding	70.6	70.6	70.6
Basic and diluted earnings (loss) per share	$(1.90)	$1.53	$2.63

For 2023, due to the net loss attributable to Atleos common stockholders, potential common shares that would have caused dilution, such as restricted stocks units and stock options were excluded from the dilutive share count because their effect would have been anti-dilutive. As such, weighted average restricted stock units and stock options of 6.8 million were excluded from the dilutive share count because their effect would have been anti-dilutive.

14. DERIVATIVES AND HEDGING INSTRUMENTS

Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our vault cash agreements, we entered into interest rate swap contracts (“Interest Rate Derivatives”).

Further, a substantial portion of our operations and revenue occur outside the United States and, as such, Atleos has exposure to approximately 40 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency contracts. We do not enter into hedges for speculative purposes.

Foreign Currency Exchange Risk The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of December 31, 2023, the balance in AOCI related to foreign exchange derivative transactions was zero.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change.

Interest Rate Risk The Company designates Interest Rate Derivative contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate derivative agreements are included in Operating Activities in the Consolidated Statements of Cash Flows.

In June 2022, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 1, 2022 and terminating on April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.790% to 3.251%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements. On June 14, 2023, the Company terminated all open interest rate swap contracts for cash proceeds of $71 million. The net derivative-related gains associated with these swaps will be reclassified into earnings from Accumulated other comprehensive income (loss) primarily through April 1, 2025, corresponding to the term of the original interest rate swap agreements.

In June 2023, the Company executed new $2.4 billion aggregate notional amount interest rate swap contracts effective June 14, 2023 and terminating on December 31, 2025. These interest rate swap contracts have fixed rates ranging from 4.240% to 5.274%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements.

At December 31, 2023, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in AOCI will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of December 31, 2023 and December 31, 2022, the balance in AOCI related to Interest Rate Derivatives was $34 million and $88 million, respectively.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		December 31, 2023		December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$7		$36
Interest rate swap contracts	Other assets		—		27
Total assets		$—	$7	$2,423	$63

Liabilities
Interest rate swap contracts	Other current liabilities		$(2)		$—
Interest rate swap contracts	Other liabilities		(27)		—
Total liabilities		$2,447	$(29)		$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$219	$1		$—
Foreign exchange contracts	Other current liabilities	$107	$—		$—

As of December 31, 2023, the Company expects to reclassify $61 million of net derivative-related gains contained in Accumulated other comprehensive income (loss) into earnings during the next twelve months.
Gains and losses reclassified from AOCI into the Consolidated Statements of Operations are recorded within Cost of services. The effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the year ended December 31
In millions	2023	2022	2021
Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts	$7	$117	$5
Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations	$(78)	$(9)	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statements of Operations	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Foreign exchange contracts	Other (expense) income, net	$(3)	$—	$—

Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2023 and 2022, Atleos did not have any major concentration of credit risk related to financial instruments.

15. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2023 and 2022 are set forth as follows:

		December 31, 2023				December 31, 2022
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$4	$4	$—	$—	$—	$—	$—	$—
Foreign exchange contracts (2)	1	—	1	—	—	—	—	—
Interest rate swap contracts (3)	7	—	7	—	63	—	63	—
Total	$12	$4	$8	$—	$63	$—	$63	$—
Liabilities:
Interest rate swap contracts (4)	$29	$—	$29	$—	$—	$—	$—	$—
Total	$29	$—	$29	$—	$—	$—	$—	$—

(1) Included in Cash and cash equivalents in the Consolidated Balance Sheets.
(2) Included in Other current assets in the Consolidated Balance Sheets.
(3) Included in Other current assets and Other assets in the Consolidated Balance Sheets.
(4) Included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds that generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Foreign Exchange Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange contracts. The foreign exchange contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Interest Rate Swap In order to add stability to operating costs and to manage exposure to interest rate movements, the Company utilizes interest rate swap contracts as part of its interest rate risk management strategy. The interest rate swap contracts are valued using an income model based on disparity between variable and fixed interest rates, the scheduled balance of underlying principal outstanding, yield curves, and other information readily available in the market. As such, the interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2023, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Atleos measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, Atleos reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Atleos carries equity investments in privately-held companies at cost or at fair value when Atleos recognizes an other-than-temporary impairment charge. No material impairment charges or non-recurring fair value adjustments were recorded during the years ended December 31, 2023, 2022 and 2021.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2020	$(70)	$(24)	$—	$(94)
Other comprehensive (loss) income before reclassifications	(14)	5	4	(5)
Amounts reclassified from AOCI	—	1	—	1
Net current period other comprehensive (loss) income	(14)	6	4	(4)
Balance at December 31, 2021	$(84)	$(18)	$4	$(98)
Other comprehensive (loss) income before reclassifications	(49)	—	91	42
Amounts reclassified from AOCI	—	—	(7)	(7)
Net current period other comprehensive (loss) income	(49)	—	84	35
Balance at December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive (loss) income before reclassifications	195	(7)	6	194
Amounts reclassified from AOCI	—	—	(60)	(60)
Net current period other comprehensive (loss) income	195	(7)	(54)	134
Net transfers from NCR Corporation	—	15	—	15
Other	(5)	5	—	—
Balance at December 31, 2023	$57	$(5)	$34	$86

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2023
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(78)	$(78)
Total before tax	$—	$—	$(78)	$(78)
Tax expense				18
Total reclassifications, net of tax				$(60)

	For the year ended December 31, 2022
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(9)	$(9)
Total before tax	$—	$—	$(9)	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

	For the year ended December 31, 2021
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Research and development expenses	$—	$1	$—	$1
Total before tax	$—	$1	$—	$1
Tax expense				—
Total reclassifications, net of tax				$1

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other (expense) income, net are summarized as follows for the years ended December 31:

In millions	2023	2022	2021
Other (expense) income, net
Interest income	$5	$—	$—
Foreign currency fluctuations and foreign exchange contracts	(33)	(9)	(17)
Employee benefit plans	(22)	(63)	85
Bank-related fees	(14)	—	—
Other, net	(10)	(9)	(16)
Total other (expense) income, net	$(74)	$(81)	$52

The components of inventory are summarized as follows:

In millions	December 31, 2023	December 31, 2022
Inventories
Work in process and raw materials	$55	$59
Finished goods	72	87
Service parts	206	273
Total inventories	$333	$419

The components of property, plant and equipment, net are summarized as follows:

In millions	December 31, 2023	December 31, 2022
Property, plant and equipment
Land and improvements	$1	$1
Buildings and improvements	97	67
Machinery and other equipment	909	645
Finance lease assets	2	1
Property, plant and equipment, gross	$1,009	$714
Less: accumulated depreciation	(539)	(302)
Total property, plant and equipment, net	$470	$412

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Atleos’ internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.    OTHER INFORMATION

During the fiscal year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

On March 20, 2024, the Compensation & Human Resource Committee (the “CHRC”) of the Company’s Board of Directors approved an Amended and Restated Executive Severance Plan (the “Plan”). Certain executives designated by the CHRC participate in the Plan, including its named executive officers. Under the Plan, if an eligible executive’s employment is terminated by the Company without “cause” (other than death or “disability” as defined in the Plan) or if the eligible executive voluntarily terminates employment for “good reason”, the Company provides the eligible executive with the following: (i) a lump sum equal to one times (1.0) salary plus the prior year target bonus, (ii) a lump sum of the prorated actual bonus for the year of termination, (iii) up to 18 months of COBRA medical, dental, and vision coverage, (iv) 12 months of life insurance coverage, and (v) outplacement services under the Company’s outplacement program in effect on the termination date.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the form Plan, a copy of which is filed as Exhibit 10.25 to this Form 10-K and incorporated herein by reference.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) “Committees of the Board” and “Selection of Nominees for Directors” in the Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

We have a Code of Conduct that sets the standard for ethics and compliance for all of our directors and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Conduct is available on the Corporate Governance page at our website at https://www.ncratleos.com/about-us/corporate-governance under the heading “Code of Conduct.” We intend to disclose any amendments to or waivers of the Code of Conduct with respect to any director as well as our principal executive officer, principal financial officer, and principal accounting officer, on the Corporate Governance page of our website promptly following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Director Compensation,” and “Board and Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table” in the Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022, and 2021 is included in this Form 10-K on page 131. All other schedules are not required under the related instructions or are not applicable.

(3) Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are identified in the Index of Exhibits by an asterisk (*).

(b) The following is an index of all exhibits to this Form 10-K. Exhibits identified in parentheses in the index below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

2.1#	Separation and Distribution Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 2023 (the “October 18, 2023 8-K”))

3.1	Articles of Incorporation of NCR Atleos Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 10, 2023 (the “October 10, 2023 8-K”))

3.2	Amended and Restated Bylaws of NCR Atleos Corporation, dated as of October 16, 2023 (Exhibit 3.1 to the October 18, 2023 8-K)

4.1	Indenture relating to the Notes, dated September 27, 2023, between NCR Atleos Escrow Corporation and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2023 (the “September 28, 2023 8-K”))

4.2	Form of 9.500% Senior Secured Notes due 2029 (included in Exhibit 4.1)

4.3&	Description of NCR Atleos Corporation Securities Registered Under Section 12 of the Exchange Act

10.1#	Credit Agreement, dated September 27, 2023, among NCR Atleos, LLC, NCR Atleos Escrow Corporation, the lenders party thereto, any foreign party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to the September 28, 2023 8-K)

10.2#	Transition Services Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.1 to the October 18, 2023 8-K)

10.3#	Tax Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.2 to the October 18, 2023 8-K)

10.4#	Employee Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.3 to the October 18, 2023 8-K)

10.5#	Patent and Technology Cross-License Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.4 to the October 18, 2023 8-K)

10.6#	Trademark License and Use Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.5 to the October 18, 2023 8-K)

10.7#	Master Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Cardtronics USA, Inc. (Exhibit 10.6 to the October 18, 2023 8-K)

10.8#	Manufacturing Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Terafina Software Solutions Private Limited and NCR Corporation India Private Limited. (Exhibit 10.7 to the October 18, 2023 8-K)

10.9#	Receivables Purchase Agreement, dated as of October 16, 2023, by and among NCR Atleos Receivables LLC, as seller, NCR Atleos Canada Receivables LP, as guarantor, Cardtronics USA, Inc., as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers. (Exhibit 10.8 to the October 18, 2023 8-K)

10.10#	Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Receivables LLC, as buyer, and Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators. (Exhibit 10.9 to the October 18, 2023 8-K)

10.11#	Canadian Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Canada Receivables LP, as buyer, and Cardtronics Canada Holdings Inc. and the other originators from time to time party thereto, as originators. (Exhibit 10.10 to the October 18, 2023 8-K)

10.12#	Performance Guaranty, dated as of October 16, 2023, by NCR Atleos Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent. (Exhibit 10.11 to the October 18, 2023 8-K)

10.13*	Employment Agreement, dated September 25, 2023, between Timothy C. Oliver and NCR Atleos, LLC (Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.13.1&*	Offer of Employment, dated July 14, 2023, between Ricardo Nunez and NCR Corporation

10.13.2&*	Offer of Employment, dated June 20, 2023, between LaShawne Meriwether and NCR Corporation

10.13.3&*	Letter Agreement, dated September 1, 2021, between Stuart Mackinnon and NCR Corporation

10.13.4&*	Retention Agreement, dated October 24, 2022, between Stuart Mackinnon and NCR Corporation

10.13.5*	Amendment to Employment Agreement, dated February 13, 2023, between Timothy C. Oliver and NCR Corporation (Exhibit 10.3 to NCR Voyix Corporation’s Form 8-K filed on February 17, 2023

10.14*	Indemnification Agreement, dated October 16, 2023, between Joseph E. Reece and NCR Atleos Corporation (Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.15*	Indemnification Agreement, dated October 16, 2023, between Timothy C. Oliver and NCR Atleos Corporation (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.16*	Indemnification Agreement, dated October 16, 2023, between Odilon Almeida and NCR Atleos Corporation (Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.17*	Indemnification Agreement, dated October 16, 2023, between Mary Ellen Baker and NCR Atleos Corporation (Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.18*	Indemnification Agreement, dated October 16, 2023, between Mark W. Begor and NCR Atleos Corporation (Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.19*	Indemnification Agreement, dated October 16, 2023, between Michelle Frymire and NCR Atleos Corporation (Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.20*	Indemnification Agreement, dated October 16, 2023, between Frank Natoli and NCR Atleos Corporation (Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.21*	Indemnification Agreement, dated October 16, 2023, between Jeffry H. von Gillern and NCR Atleos Corporation (Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.22*	NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 99.1 to the Company’s Form S-8 filed on October 18, 2023)

10.23*	NCR Atleos Corporation Employee Stock Purchase Plan (Exhibit 99.2 to the Company’s Form S-8 filed on October 18, 2023)

10.24*&	Management Incentive Plan of NCR Atleos Corporation dated as of October 18, 2023

10.25*#&	Amended and Restated Executive Severance Plan of NCR Atleos Corporation dated as of March 20, 2024

10.26*&	Change in Control Severance Plan of NCR Atleos Corporation dated as of October 18, 2023

10.27*&	Director Compensation Program of NCR Atleos Corporation dated as of October 18, 2023

10.27.1*&	Form of 2023 Director Restricted Stock Unit Grant Statement under the NCR Atleos Corporation 2023 Stock Incentive Plan

10.27.2*	NCR Voyix Corporation Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Voyix Corporation for the quarter ended September 30, 2017)

10.27.3*	Form of 2020 Director Restricted Stock Unit Grant Statement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Voyix Corporation for the quarter ended June 30, 2020)

10.28.1*	NCR Voyix Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the NCR Voyix Corporation 2017 Proxy Statement)

10.28.2*	First Amendment to the NCR Voyix Corporation 2017 Stock Incentive Plan (Appendix A to the NCR Voyix Corporation 2020 Proxy Statement)

10.28.3*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (With Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Voyix Corporation for the quarter ended March 31, 2022)

10.28.4*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (with LTI EBITDA & LTI Recurring Revenue Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.8 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2022)

10.28.5*	Form of Qualified Transaction 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.9 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2022)

10.28.6*	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.10 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2022)

10.28.7*	Form of 2021 Performance-Based Restricted Stock Unit Award Agreement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.11 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2022)

10.28.8*	Form of 2021 Market Stock Unit Award Agreement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.12 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2022)

10.28.9*	Form of 2024 Restricted Stock Unit Award Agreement (Performance Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on February 14, 2024)

10.28.10*	Form of 2024 Restricted Stock Unit Award Agreement (Time-based Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K of NCR Atleos Corporation filed on February 14, 2024)

21&	Subsidiaries of NCR Atleos Corporation.

23.1&	Consent of Independent Registered Public Accounting Firm.

31.1&	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2&	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32&	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1&	Clawback Policy of NCR Atleos Corporation effective as of December 1, 2023

101
The following materials from NCR Atleos Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2023, 2022 and 2021 (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2023, 2022 and 2021; (iii) consolidated balance sheets as of December 31, 2023 and 2022; (iv) consolidated statements of cash flows for the fiscal years ended December 31, 2023, 2022 and 2021; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2023, 2022 and 2021; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

&    Filed herewith.
#    Certain schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange
Commission upon its request.
*    Management contracts or compensatory plans/arrangements.

Item 16.     FORM 10-K SUMMARY

None.

NCR Atleos Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$16	$2	$—	$4	$14
Deferred tax asset valuation allowance	$169	$44	$50	$—	$263

Year Ended December 31, 2022
Allowance for doubtful accounts	$9	$8	$—	$1	$16
Deferred tax asset valuation allowance	$168	$—	$2	$1	$169

Year Ended December 31, 2021
Allowance for doubtful accounts	$14	$0	$—	$5	$9
Deferred tax asset valuation allowance	$151	$—	$19	$2	$168

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR Atleos Corporation

Date:	March 26, 2024	By:	/s/ Paul J. Campbell
Paul J. Campbell Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ Timothy C. Oliver	President and Chief Executive Officer and Director
	Timothy C. Oliver	(Principal Executive Officer)

	/s/ Paul J. Campbell	Executive Vice President and Chief Financial Officer
	Paul J. Campbell	(Principal Financial Officer)

	/s/ Andrew R. DuVall	Chief Accounting Officer
	Andrew R. DuVall	(Principal Accounting Officer)

	/s/ Odilon Almeida, Jr.	Director
Odilon Almeida, Jr.

	/s/ Mary Ellen Baker	Director
Mary Ellen Baker

	/s/ Mark W. Begor	Director
Mark W. Begor

	/s/ Michelle McKinney Frymire	Director
Michelle McKinney Frymire

	/s/ Frank A. Natoli	Director
Frank A. Natoli

	/s/ Joseph E. Reece	Director
Joseph E. Reece

	/s/ Jeffry H. von Gillern	Director
Jeffry H. von Gillern

Date:	March 26, 2024