Form 10-Q
period 2024-03-31
NCR Atleos Corp
filed 2024-05-14
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Registrant’s telephone number, including area code: (832) 308-4999

Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of May 6, 2024, there were 72,116,231 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2024	2023
Product revenue	$240	$234
Service revenue	810	752
Total revenue	1,050	986
Cost of products	212	195
Cost of services	617	571
Selling, general and administrative expenses	132	136
Research and development expenses	17	18
Total operating expenses	978	920
Income from operations	72	66
Interest expense	(79)	—
Related party interest expense, net	—	(4)
Other income (expense), net	3	—
Income (loss) before income taxes	(4)	62
Income tax expense	4	25
Net income (loss)	(8)	37
Net income (loss) attributable to noncontrolling interests	—	1
Net income (loss) attributable to Atleos	$(8)	$36

Net income (loss) per share attributable to Atleos common stockholders - basic and diluted	$(0.11)	$0.51

Weighted average basic and diluted common shares outstanding	71.6	70.6
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2024	2023
Net income (loss)	$(8)	$37
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	14	27
Derivatives
Unrealized gain (loss) on derivatives	25	(11)
(Gain) loss on derivatives arising during the period	(21)	(15)
Less income tax benefit (expense)	—	6
Other comprehensive income (loss)	18	7
Total comprehensive income (loss)	10	44
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	—	1
Currency translation adjustments	1	(1)
Amounts attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to Atleos common stockholders	$9	$44
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$343	$339
Accounts receivable, net of allowances of $19 and $14 as of March 31, 2024 and December 31, 2023, respectively	742	714
Inventories	330	333
Restricted cash	256	238
Other current assets	312	271
Total current assets	1,983	1,895
Property, plant and equipment, net	461	470
Goodwill	1,951	1,952
Intangibles, net	606	635
Operating lease right of use assets	140	144
Prepaid pension cost	215	218
Deferred income tax assets	253	254
Other assets	167	173
Total assets	$5,776	$5,741
Liabilities and equity
Current liabilities
Short-term borrowings	$80	$76
Accounts payable	530	500
Payroll and benefits liabilities	132	151
Contract liabilities	332	325
Settlement liabilities	244	218
Other current liabilities	565	477
Total current liabilities	1,883	1,747
Long-term borrowings	2,857	2,938
Pension and indemnity plan liabilities	388	389
Postretirement and postemployment benefits liabilities	59	60
Income tax accruals	36	36
Operating lease liabilities	105	109
Deferred income tax liabilities	29	34
Other liabilities	132	141
Total liabilities	5,489	5,454
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 72.1 and 70.9 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Paid-in Capital	14	16
Retained earnings	165	181
Accumulated other comprehensive income	103	86
Total Atleos stockholders’ equity	283	284
Noncontrolling interests in subsidiaries	4	3
Total Stockholders’ equity	287	287
Total liabilities and stockholders’ equity	$5,776	$5,741
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2024	2023
Operating activities
Net income (loss)	$(8)	$37
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	37	28
Amortization expense	36	32
Stock-based compensation expense	10	14
Deferred income taxes	—	(8)
Loss (gain) on disposal of property plant and equipment	2	—
Changes in assets and liabilities:
Receivables	(38)	(3)
Related party receivables and payables	—	(12)
Inventories	(30)	(35)
Settlement assets	(24)	5
Current payables and accrued expenses	5	17
Contract liabilities	1	52
Employee benefit plans	(14)	(3)
Other assets and liabilities	171	(4)
Net cash provided by operating activities	$148	$120
Investing activities
Expenditures for property, plant and equipment	$(24)	$(15)
Additions to capitalized software	(6)	(8)
Amounts advanced for related party notes receivable	—	(5)
Repayments received from related party notes receivable	—	3
Other investing activities, net	(1)	—
Net cash used in investing activities	$(31)	$(25)
Financing activities
Payments on related party borrowings	$—	$(25)
Payments on term credit facilities	(18)	—
Borrowings on revolving credit facilities	74	—
Payments on revolving credit facilities	(136)	—
Net transfers (to) from NCR Corporation	—	(66)
Tax withholding payments on behalf of employees	(6)	—
Other financing activities	(1)	—
Net cash used in financing activities	$(87)	$(91)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	12
Increase (decrease) in cash, cash equivalents, and restricted cash	21	16
Cash, cash equivalents and restricted cash at beginning of period	586	499
Cash, cash equivalents and restricted cash at end of period	$607	$515
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2023	71	$1	$16	$181	$86	$3	$287
Comprehensive income (loss):
Net income (loss)	—	—	—	(8)	—	—	(8)
Other comprehensive income (loss)	—	—	—	—	17	1	18
Total comprehensive income (loss)	—	—	—	(8)	17	1	10
Net transfers to Voyix, including Separation adjustments	—	—	—	(8)	—	—	(8)
Stock compensation plans	1	—	(2)	—	—	—	(2)
March 31, 2024	72	$1	$14	$165	$103	$4	$287

In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Net Investment from NCR Corporation	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2022	—	$—	$—	$—	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income (loss)	—	—	—	—	36	—	1	37
Other comprehensive income (loss)	—	—	—	—	—	8	(1)	7
Total comprehensive income (loss)	—	—	—	—	36	8	—	44
Net transfers to NCR Corporation	—	—	—	—	(52)	—	—	(52)
March 31, 2023	—	$—	$—	$—	$3,310	$(55)	$(1)	$3,254
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a spin-off to NCR stockholders of its self-service banking, network, and telecommunications and technology businesses, (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023. The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s stockholders of record at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”).
On October 16, 2023, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are referred to as “Condensed Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2023 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2023.
Prior to the Separation, Atleos was wholly owned by NCR; consequently, stand-alone financial statements had not historically been prepared. The Condensed Consolidated Financial Statements for the three months ended March 31, 2023 have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from NCR. The Condensed Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company has historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to the Company. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented.
Prior to the Separation, income tax expense and tax balances were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone company even though the Company filed as part of NCR’s tax group in certain jurisdictions prior to Separation. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
The historical Condensed Combined Financial Statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the audited Consolidated Financial Statements in the 2023 Form 10-K for additional details on Atleos’ basis of presentation during periods prior to the Separation and post Separation.
All intracompany accounts and transactions within the Company have been eliminated in the preparation of the Condensed Consolidated Financial Statements. Prior to the Separation, the aggregate net effect of transactions between the Company and NCR that are not historically settled in cash have been reflected in the Condensed Consolidated Statements of Cash Flows as Net transfers from (to) Parent within financing activities. See Note 10, “Related Parties”, for further information.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in U.S. Dollars (USD) and millions.
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
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.
Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.
Other During the first quarter of 2024, the Company recorded adjustments related to the Separation. As of December 31, 2023, total assets were overstated by approximately $6 million, total liabilities were understated by $5 million, additional paid in capital was overstated by $4 million, and retained earnings were overstated by $8 million. These amounts were corrected in the first quarter of 2024 and do not have an impact on the operating results, cash flows, or financial position for the three months ended March 31, 2024. The Company evaluated the impact of the adjustments and concluded they were not material to any previously issued interim or annual consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Consolidated Balance Sheet	March 31
		2024	2023
Cash and cash equivalents	Cash and cash equivalents	$343	$282
Short term restricted cash	Restricted cash	7	—
Long term restricted cash	Other Assets	8	2
Cash included in settlement processing assets	Restricted cash	249	231
Total cash, cash equivalents, and restricted cash		$607	$515
As of March 31 2024, cash and cash equivalents includes approximately $32 million of cash related to a temporary transfer of funds from Voyix in March, which was remitted back to Voyix in April.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Contract Assets and Liabilities The following table presents the net contract liability balances as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$332	$325
Non-current portion of contract liabilities	Other liabilities	$26	$29
During the three months ended March 31, 2024, the Company recognized $139 million in revenue that was included in contract liabilities as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $130 million in revenue that was included in contract liabilities as of December 31, 2022.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
The Company has made three elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the “right to invoice” practical expedient.
Allowance for Credit Losses on Accounts Receivable The allowance for credit losses as of March 31, 2024 and December 31, 2023 was $19 million and $14 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three months ended March 31, 2024 and 2023 was immaterial. The Company recorded immaterial write-offs against the reserve for the three months ended March 31, 2024 and 2023. Additionally, the allowance for credit losses as of March 31, 2024 includes approximately $3 million related to other accounts receivable balances not transferred to Atleos as of December 31, 2023 due to delays in local processes of setting up certain Atleos legal entities. These entities were legally transferred to the Company during the first quarter of 2024. As such, the allowance for credit losses associated with these transferred entities were recorded in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. Prior to the Separation, this amount was included within Atleos’ allowance for credit losses under carve-out methodology.
Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements in fiscal year 2023
In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this accounting standards update did not have a material effect on the Company’s net income, cash flows or financial condition.
Although there are other new accounting pronouncements issued by the FASB and adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements had a material impact on its Condensed Consolidated Financial Statements.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The new standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures as the Company generally does not carry a material amount of Bitcoin.
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
Although there are new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its Condensed Consolidated Financial Statements.

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2024 and December 31, 2023 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2023			March 31, 2024
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,696	$—	$(1)	$1,695
Self Service Banking(1)	256	—	—	256
Total goodwill	$1,952	$—	$(1)	$1,951
(1)The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
Based on the annual goodwill impairment test completed during 2023, the Company determined the fair value of all three reporting units was greater than their carrying value. However, as of the date of the previous annual assessment, the Network reporting unit had fair value in excess of carrying value of less than 10%. Accordingly, it was previously disclosed that this reporting unit has a heightened risk of impairment if any assumptions, estimates, or market factors changed in the future. We have considered potential impairment triggering events during the course of the first quarter of 2024, and did not identify any such matters warranting additional evaluation.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Direct customer relationships	1 - 15	$388	$(89)	$392	$(84)
Technology-software	3 - 8	492	(199)	495	(185)
Tradenames	1 - 10	50	(36)	50	(33)
Total identifiable intangible assets		$930	$(324)	$937	$(302)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended March 31
In millions	2024	2023
Amortization expense	$25	$25
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2024	2025	2026	2027	2028
Amortization expense	$72	$92	$85	$76	$74

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. SEGMENT INFORMATION AND CONCENTRATIONS
The Company manages and reports its operations in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”)
•Self-Service Banking—Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer solutions to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.
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
These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker (“CODM”) in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Atleos determines Adjusted EBITDA based on GAAP net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.
The accounting policies used to determine the results of the operating segments are the same as those utilized for the Condensed Consolidated Financial Statements as a whole. Inter-segment sales and transfers are not material.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended March 31
	2024	2023
Revenue by segment
Self-Service Banking	$628	$606
Network	310	300
T&T	51	50
Total segment revenue	989	956
Other (1)	61	30
Consolidated revenue	$1,050	$986

Adjusted EBITDA by segment
Self-Service Banking	$134	$139
Network	86	75
T&T	10	10
Total Segment Adjusted EBITDA	$230	$224

Total Segment Adjusted EBITDA	$230	$224
Less unallocated amounts
Corporate income and expenses not allocated to segments	72	88
Other income and expenses not allocated to segments	(4)	(10)
Interest expense, net (2)	79	4
Interest income	(2)	—
Income tax expense	4	25
Depreciation and amortization expense	44	35
Acquisition-related amortization of intangibles	25	25
Stock-based compensation expense	10	14
Separation costs	9	7
Transformation and restructuring	1	—
Net income (loss) attributable to Atleos	$(8)	$36
(1)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
(2)Includes Related party interest expense, net, as presented in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
The following table presents the recurring revenue and all other products and services that is recognized at a point in time for Atleos:

In millions	Three months ended March 31
	2024	2023
Recurring revenue (1)	$763	$710
All other products and services	287	276
Total revenue	$1,050	$986
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos:

In millions	Three months ended March 31
	2024	2023
United States (“U.S.”)	$479	$466
Americas (excluding U.S.)	138	119
Europe, Middle East and Africa	303	282
Asia Pacific	130	119
Total revenue	$1,050	$986

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. DEBT OBLIGATIONS
The following table summarizes the Company’s short-term borrowings and long-term debt:

In millions, except percentages	March 31, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$77	8.94%	$73	8.93%
Other (1)	3	7.23%	3	7.23%
Total short-term borrowings	$80		$76
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facility (1)	$1,490	9.40%	$1,512	9.44%
Revolving credit facility (1)	93	9.08%	155	8.71%
Senior Notes:
9.500% Senior Notes due 2029	1,350		1,350
Discount and deferred financing fees	(81)		(85)
Other (1)	5	7.17%	6	7.18%
Total long-term debt	$2,857		$2,938
(1)Interest rates are weighted average interest rates as of March 31, 2024 and December 31, 2023.

Senior Secured Credit Facility The Company is party to a Credit Agreement, which provides for a senior secured Term Loan A facility in an aggregate principal amount of $835 million (the “Term Loan A Facility”), a senior secured Term Loan B facility in an aggregate principal amount of $750 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facilities”), and a revolving credit facility with commitments in an initial aggregate principal amount of $500 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”).

As of March 31, 2024, the Term Loan Facilities under the Credit Agreement have an aggregate principal amount of $1,585 million, of which $1,567 million remained outstanding. Additionally, as of March 31, 2024, there was $93 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit and, as of March 31, 2024, outstanding letters of credit were $25 million. Our borrowing capacity under our Revolving Credit Facility was $382 million at March 31, 2024.

The outstanding principal balance of the Term Loan A Facility is required to be repaid in quarterly installments beginning on March 31, 2024, in an amount equal to (i) 1.875% of the original aggregate principal amount during the first three years and (ii) 2.50% of the original aggregate principal amount during the final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028.
The outstanding principal balance of the Term Loan B Facility is required to be repaid in quarterly installments beginning on March 31, 2024, in an amount equal to (i) 0.35% of the original aggregate principal amount during the first year, (ii) 0.875% of the original aggregate principal amount during the second year, (iii) 1.75% of the original aggregate principal amount during the third and fourth years, and (iv) 2.625% of the original aggregate principal amount thereafter. Any remaining outstanding balance will be due at maturity on April 16, 2029.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
The Credit Agreement contains a financial covenant, that does not permit the Company to allow its consolidated leverage ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) to exceed (i) in the case of any fiscal quarter ending on or prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.
Senior Secured Notes The 9.500% senior secured notes due in 2029 (the “Notes”) are unconditionally guaranteed on a senior secured basis, subject to certain limitations, by the Subsidiary Guarantors that will guarantee the Credit Facilities. The Notes and related guarantees will be secured, subject to permitted liens and certain other exceptions, by first-priority liens on the Collateral (as defined above). Interest is payable on the Notes semi-annually, in arrears, at an annual rate of 9.500% on April 1 and October 1 of each year, beginning on April 1, 2024. The Notes will mature on April 1, 2029.

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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATM as a Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”). The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. As of March 31, 2024, total debt outstanding under the financing program was $8 million with a weighted average interest rate of 7.19% and a weighted average term of 2.5 years. As of December 31, 2023, total debt outstanding was $9 million with a weighted average interest rate of 7.20% and a weighted average term of 2.8 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2024 and December 31, 2023 was $3,105 million and $3,172 million, respectively. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. TRADE RECEIVABLES FACILITY
The Company maintains a trade receivables facility (the “Trade Receivables Facility”) with PNC Bank, National Association (“PNC”) as administrative agent, and PNC, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (the “Purchasers”), which allows the Company’s wholly-owned, bankruptcy remote subsidiaries, NCR Atleos Receivables LLC (the “U.S. SPE”) and NCR Atleos Canada Receivables LP (the “Canadian SPE”), to sell certain trade receivables on a revolving basis to the Purchasers participating in the Trade Receivable Facility. The Trade Receivable Facility became effective October 16, 2023 and has an initial term of two years, unless earlier terminated in accordance with the terms thereof, and may be extended by agreement of the parties.
Under the Trade Receivables Facility, the Company and certain United States and Canadian operating subsidiaries of the Company continuously sell their trade receivables as they are originated to the U.S. SPE and a Canadian SPE (collectively, the “SPEs”), as applicable. No assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the Trade Receivables Facility have been satisfied. The Company controls, and therefore consolidates, the SPEs in its Condensed Consolidated Financial statements.
As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of March 31, 2024 and December 31, 2023, respectively. Excluding the trade receivables sold, the SPEs collectively owned $91 million and $90 million of trade receivables as of March 31, 2024 and December 31, 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.
Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other (expense) income, net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of March 31, 2024 and December 31, 2023 is not material.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.

Income tax expense was $4 million for the three months ended March 31, 2024 compared to income tax expense of $25 million for the three months ended March 31, 2023. The change was primarily driven by lower income before taxes in the three months ended March 31, 2024, compared to the prior year period. The Company did not recognize any material discrete tax expenses or benefits in either period.

As of March 31, 2024, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $2 million to $3 million in the next 12 months.

7. STOCK COMPENSATION PLANS
Stock-based compensation expense is recognized within Operating expenses in the Condensed Consolidated Financial Statements, depending on the nature of the employee’s role in our operations, based upon fair value. Consistent with the requirements of ASC 718, Compensation-Stock Compensation, our stock-based compensation expense includes expense on all awards held by Atleos employees, including converted option and restricted stock unit awards in Voyix common stock.
Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2024	2023
Restricted stock units	$10	$5
Tax expense (benefit)	(1)	(1)
Stock-based compensation expense (net of tax)	$9	$4

Total stock-based compensation expense, presented in the table above for the three months ended March 31, 2023, is specifically for employees who exclusively supported Atleos’ operations. Total stock-based compensation expense allocated to Atleos for corporate and shared employees was $9 million for the three months ended March 31, 2023.

On February 16, 2024, the Company granted restricted stock units under the 2023 Stock Incentive Plan to its executive officers and other employees, comprised of both time-based and market-based restricted stock units. The time-based restricted stock units were granted with a weighted-average grant date fair value of $21.90 and vest in annual installments over a three-year requisite service period ending February 16, 2027.

The market-based restricted stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return from January 1, 2024 to December 31, 2026 (the “performance period”), as compared to a designated peer group. The fair value of the awards was determined to be $27.46 per share based on using a Monte-Carlo simulation model and will be recognized over a three-year requisite service period ending February 16, 2027.

Both time-based and market-based restricted stock units granted to executive officers are subject to a mandatory one-year post-vesting holding period. As such, a discount for lack of marketability was calculated using the Finnerty model and applied to the awards subject to the post-vesting restrictions. The fair value of the time-based and market-based awards subject to the post-vesting restrictions were $19.36 and $24.27, respectively.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on February 16, 2024:

Dividend yield	3.46%
Risk-free interest rate	4.35%
Expected volatility	55.15%
Discount for lack of marketability	11.59%

Expected volatility for these restricted stock units is calculated as the historical volatility of the Company’s peers over a period of approximately three years, as management believes this is the best representation of prospective trends given the limited trading history of Atleos’ stock. The risk-free interest rate was determined based on a three-year U.S. Treasury yield curve in effect at the time of the grant. The dividend yield was based on the Company’s estimated annual dividend payment and stock price. The discount for lack of marketability was based on a Finnerty put-option model, which uses the price of a put to estimate the cost of insuring the value of the award against downside risk during the holding period.

As of March 31, 2024, the total unrecognized compensation cost related to unvested restricted stock grants is $60 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years.
8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the three months ended March 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Interest cost	$17	$—	$5	$5	$22	$5
Expected return on plan assets	(19)	—	(9)	(8)	(28)	(8)
Net periodic benefit cost (income)	$(2)	$—	$(4)	$(3)	$(6)	$(3)

All components of net periodic benefit cost (income) of the postretirement plan, including amounts allocated prior to the Spin-off, for the three months ended March 31, 2024 and 2023 were immaterial.

Components of net periodic benefit cost (income) of the postemployment plans, including amounts allocated prior to the Spin-off, for the three months ended March 31 were as follows:

	Three months ended March 31
In millions	2024	2023
Net service cost	$2	$2
Interest cost	—	—
Amortization of:
Prior service benefit	—	—
Net periodic benefit cost (income)	$2	$2

The components of net periodic benefit cost (income), other than the net service cost component, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Employer Contribution

Pension For the three months ended March 31, 2024, the Company contributed $1 million to its international pension plans. Atleos anticipates contributing an additional $2 million to its international pension plans for a total of $3 million in 2024.

Postretirement For the three months ended March 31, 2024, Atleos made no contributions to its postretirement plan. Atleos anticipates contributing $2 million to its postretirement plan in 2024.

Postemployment For the three months ended March 31, 2024, Atleos contributed $5 million to its postemployment plan. Atleos anticipates contributing an additional $13 million to its postemployment plan for a total of $18 million in 2024.

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Other than as stated below, the Company does not currently expect to incur material capital expenditures or other liabilities related to such matters including, but not limited to the Kalamazoo River environmental matter (discussed below) for which the Company shares liability with Voyix under the Separation and Distribution Agreement. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements set forth herein or will not have a material adverse effect on our consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements and federal securities laws, among others, may create a substantial burden on, and substantially increase costs to, the Company or could have a material adverse effect on the Company’s consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows and there can be no assurances that the actual amounts required to comply with applicable laws and regulations will not exceed the amounts reflected in the Company’s Condensed Consolidated Financial Statements set forth herein. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Shared Environmental Matters
As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at formerly owned or operated facilities, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). Pursuant to the Separation and Distribution Agreement, the Company and Voyix share equally costs and liabilities with respect to the Shared Environmental Matters to the extent Voyix’s annual costs, net of any insurance proceeds and third party payments actually received, exceed $15 million. Under the Separation and Distribution Agreement, Voyix will notify the Company by December 1 each calendar year of the estimated costs for the Shared Environmental Matters it will incur each quarter of the following calendar year pursuant to which the Company will make quarterly payments to Voyix of any required contribution. The Company’s payments are subject to upward or downward adjustment after Voyix provides a final quarterly accounting of the actual costs. As of March 31, 2024, Voyix estimated that the Company’s contribution for Shared Environmental Matters in 2024 may be approximately $2 million payable in the fourth quarter of 2024. The Company evaluated the estimate in accordance with ASC 450, Contingencies, and concluded that, as of March 31, 2024, a loss of up to $2 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.
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
Kalamazoo River
One of the Shared Environmental Matters is the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River” site) remediation and related litigations. By way of background, on December 5, 2019, Voyix entered into a Consent Decree with the United States Environmental Protection Agency (“USEPA”) and other government agencies having oversight over the Kalamazoo River. On December 2, 2020, the District Court having jurisdiction over this matter approved the Consent Decree, which required Voyix to pay Georgia Pacific (“GP”) a 40% share of past costs, to pay the USEPA and state agencies their past and future administrative costs, and to dismiss a pending appeal. The Consent Decree further requires Voyix to take responsibility for the remediation of a portion, but not all, of the Kalamazoo River. The Consent Decree further provides Voyix protection from other potentially responsible parties, including GP, seeking contribution for their costs associated with the clean-up anywhere on the river, thereby resolving the allocation of future costs left unresolved by prior litigation.
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
Voyix further reports that as of March 31, 2024 and December 31, 2023, Voyix’s total reserve for Kalamazoo River was $142 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While Voyix believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
indemnitors are expected to range from $70 million to $155 million, respectively, and Voyix will continue to pursue such contribution.
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
10. RELATED PARTIES
Pursuant to the Separation, Voyix ceased to be a related party to Atleos and accordingly, no related party transactions or balances are reported subsequent to October 16, 2023.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Allocation of centralized costs
The Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 include expenses for certain centralized functions and other programs provided and/or administered by NCR that were charged directly to the Company. In addition, for purposes of preparing these Condensed Consolidated Financial Statements, a portion of NCR’s total corporate general and administrative expenses had been allocated to the Company.
NCR allocations to the Company reflected in the Condensed Consolidated Statements of Operations are as follows:

Three months ended March 31
In millions	2023
Cost of products	$7
Cost of services	22
Selling, general and administrative expense	44
Research and development expense	6
Total allocated costs	$79
Related-party notes
Related party notes receivable
Prior to the Separation, the Company had notes receivable from related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these notes was approximately 3.2% as of March 31, 2023.
The Company recognized $3 million of interest income, for the three months ended March 31, 2023 related to these notes, which is included in Related party interest expense, net in the Condensed Consolidated Statements of Operations.
Related party borrowings
Prior to the Separation, the Company had borrowings due to related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these borrowings was approximately 3.7% as of March 31, 2023.
The Company recognized $7 million of interest expense, for the three months ended March 31, 2023 related to these borrowings, which is included in Related party interest expense, net in the Condensed Consolidated Statements of Operations.
Net transfers from (to) NCR Corporation
The net effect of transactions between the Company and NCR are included within Net transfers from (to) NCR Corporation in the Condensed Consolidated Statements of Cash Flows and within Net transfers from (to) NCR Corporation in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The components of Net transfers from (to) NCR Corporation are as follows:

Three months ended March 31
In millions	2023
General financing activities	$(145)
Allocation of centralized costs	79
Net transfers from (to) NCR Corporation - Condensed Consolidated Statements of Cash Flows	(66)
Stock based compensation expense	14
Net transfers from (to) NCR Corporation—Condensed Consolidated Statements of Changes in Stockholders’ Equity	$(52)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
11. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income or loss attributable to Atleos by the weighted average number of shares outstanding during the period.
In computing diluted EPS, we evaluate and reflect the maximum potential dilution, for each issue or series of issues of potential common shares in sequence from the most dilutive to the least dilutive. We adjust the denominator used in the basic EPS computations, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units and stock options.
On October 16, 2023, the date of Separation, 70.6 million shares of Atleos’ Common Stock, par value $0.01 per share, were distributed to Voyix shareholders of record as of October 2, 2023, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for the three months ended March 31, 2023. These shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For the three months ended March 31, 2023, it is assumed that there are no dilutive equity instruments as there were no equity awards of Atleos outstanding prior to the Separation.
The components of basic and diluted earnings (loss) per share are as follows:

	Three months ended March 31
In millions, except per share amounts	2024	2023
Net income (loss) attributable to Atleos common stockholders	$(8)	$36
Basic and dilutive weighted average number of shares outstanding	71.6	70.6
Basic and diluted earnings (loss) per share	$(0.11)	$0.51
For the three months ended March 31, 2024, due to the net loss attributable to Atleos common stockholders, potential common shares that would have caused dilution, such as restricted stocks units and stock options were excluded from the dilutive share count because their effect would have been anti-dilutive. As such, weighted average restricted stock units and stock options of 5.9 million were excluded from the dilutive share count because their effect would have been anti-dilutive.
12. DERIVATIVES AND HEDGING INSTRUMENTS
Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We also manage interest rate risk associated with our vault cash rental obligations through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our vault cash agreements, we entered into interest rate swap contracts (“Interest Rate Derivatives”).
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
Foreign Currency Exchange Risk The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of March 31, 2024, the balance in AOCI related to foreign exchange derivative transactions was zero.
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
We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate derivative agreements are included in Operating Activities in the Condensed Consolidated Statements of Cash Flows.
In June 2023, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 14, 2023 and terminating on December 31, 2025. These interest rate swap contracts had fixed rates ranging from 4.240% to 5.274%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements. In March 2024, the Company terminated all open U.S. Dollar interest rate swap contracts for cash proceeds of $13 million. The net derivative-related gains associated with these swaps will be reclassified into earnings from Accumulated other comprehensive income through December 31, 2025, corresponding to the term of the original interest rate swap agreements.
Effective March 19, 2024, the Company executed $2.0 billion aggregate notional amount interest rate swap contracts terminating on March 31, 2027. These interest rate swap contracts have fixed rates ranging from 4.294% to 4.306%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar vault cash agreements.
As of March 31, 2024, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap agreements reported in AOCI will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of March 31, 2024 and December 31, 2023, the balance in AOCI related to Interest Rate Derivatives was $38 million and $34 million, respectively.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		March 31, 2024		December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$11		$7
Interest rate swap contracts	Other assets		—		—
Total assets		$—	$11	$—	$7

Liabilities:
Interest rate swap contracts	Other current liabilities		$(2)		$(2)
Interest rate swap contracts	Other liabilities		(23)		(27)
Total liabilities		$2,442	$(25)	$2,447	$(29)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$86	$—	$219	$1
Foreign exchange contracts	Other current liabilities	$255	$(1)	$107	$—
As of March 31, 2024, the Company expects to reclassify $67 million of net derivative-related gains contained in Accumulated other comprehensive income (loss) into earnings during the next twelve months.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three months ended March 31
In millions	2024	2023
Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts	$25	$(11)
Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	$(21)	$(15)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Foreign exchange contracts	Other (expense) income, net	$(2)	$—
Refer to Note 13, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2024 and December 31, 2023, Atleos did not have any major concentration of credit risk related to financial instruments.

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are set forth as follows:

	March 31, 2024
In millions	Total	Level 1	Level 2	Level 3
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Interest rate swap contracts(2)	11	—	11	—
Total assets	$14	$3	$11	$—

Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Interest rate swap contracts (4)	25	—	25	—
Total liabilities	$26	$—	$26	$—

	December 31, 2023
In millions	Total	Level 1	Level 2	Level 3
Assets:
Deposits held in money market mutual funds (1)	$4	$4	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap contracts (2)	7	—	7	—
Total assets	$12	$4	$8	$—

Liabilities:
Interest rate swap contracts(4)	$29	$—	$29	$—
Total liabilities	$29	$—	$29	$—
(1)Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)Included in Other current liabilities in the Condensed Consolidated Balance Sheets.
(4)Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.
Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds that generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$57	$(5)	$34	$86
Other comprehensive income (loss) before reclassifications	13	—	19	32
Amounts reclassified from AOCI	—	—	(15)	(15)
Net current period other comprehensive income (loss)	13	—	4	17
Other	5	(5)	—	—
Balance as of March 31, 2024	$75	$(10)	$38	$103
Reclassifications Out of AOCI

	For the three months ended March 31, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(21)	$(21)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				6
Total reclassifications, net of tax				$(15)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended March 31, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(15)	$(15)
Total before tax	$—	$—	$(15)	$(15)
Tax expense				3
Total reclassifications, net of tax				$(12)

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other income (expense), net are summarized as follows:

	Three months ended March 31
In millions	2024	2023
Other income (expense), net
Interest income	$2	$—
Foreign currency fluctuations and foreign exchange contracts	(3)	(3)
Employee benefit plans	5	3
Bank-related fees	(2)	—
Other, net	1	—
Total other income (expense), net	$3	$—
The components of Accounts receivable, net are summarized as follows:

In millions	March 31, 2024	December 31, 2023
Accounts receivable
Trade	$668	$638
Other	93	90
Accounts receivable, gross	761	728
Less: allowance for credit losses	(19)	(14)
Total accounts receivable, net	$742	$714
The components of Inventories are summarized as follows:

In millions	March 31, 2024	December 31, 2023
Work in process and raw materials	$52	$55
Finished goods	80	72
Service parts	198	206
Total inventories	$330	$333

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The section of this Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. See the sections of the Form 10-Q titled “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
Our discussion within MD&A is organized as follows:
•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Consolidated Statements of Operations by comparing the results for the three months ended March 31, 2024 to the results for the three months ended March 31, 2023.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2024.
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
SPIN-OFF FROM NCR
On October 16, 2023, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), completed a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). Concurrent with the Spin-off, the Company became a standalone publicly traded company and its financial statements are now presented on a consolidated basis. Prior to the Separation, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from NCR’s consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Cybersecurity Risk Management
Similar to most companies, Atleos and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. Atleos maintains cybersecurity risk management policies and procedures, which it regularly evaluates for updates, for handling and responding to cybersecurity events. For additional information on our cybersecurity risk management, strategy, and governance, see “Item 1C, Cybersecurity,” in the Company’s 2023 Annual Report on Form 10-K.
As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1.A Risk Factors—Data protection, cybersecurity and data privacy issues could adversely impact our business” in the Company’s 2023 Annual Report on Form 10-K.
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
For further information on the risks posed to our business from geopolitical and macroeconomic factors, refer to Part I, Item 1A “Risk Factors”, of our 2023 Form 10-K, including the risk factor titled, “A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences.” For further information on exposures to interest rate and foreign exchange risk, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-Q.
Impacts from Seasonality and Tourism
Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of each year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually have an increase in transaction volume during the warmer summer months, aided by increased vacation and holiday travel. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volume to continue. For further information on the seasonality of our business, refer to Part I, Item 1 “Business - Seasonality” of the Company’s 2023 Form 10-K.

RESULTS OF OPERATIONS
Key Strategic Financial Metrics
The following tables show our key strategic financial metrics for the three months ended March 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.
Recurring revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue(1)	$763	$710	72.7%	72.0%	7%
All other products and services	287	276	27.3%	28.0%	4%
Total Revenue	$1,050	$986	100.0%	100.0%	6%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income (loss) attributable to Atleos and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) attributable to Atleos	$(8)	$36	(0.8)%	3.7%	(122)%
Adjusted EBITDA(2)	$162	$146	15.4%	14.8%	11%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Non-GAAP Financial Measures and Use of Certain Terms:
Non-GAAP Financial Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Atleos’ management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of performance of the Company’s ongoing business operations. Atleos determines Adjusted EBITDA based on GAAP Net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker (“CODM”) in evaluating segment performance and are separately delineated to reconcile back to total reported income attributable to Atleos. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Atleos management to make decisions regarding our segments and to assess our financial performance. Refer to the table below for the reconciliations of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
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

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended March 31
In millions	2024	2023
Net income (loss) attributable to Atleos (GAAP)	$(8)	$36
Interest expense, net (1)	79	4
Interest income	(2)	—
Income tax expense	4	25
Depreciation and amortization expense	44	35
Acquisition-related amortization of intangibles	25	25
Stock-based compensation expense	10	14
Separation costs	9	7
Transformation and restructuring	1	—
Adjusted EBITDA (non-GAAP)	$162	$146
(1) Includes Related party interest expense, net, as presented in the Condensed Consolidated Statements of Operations.
Consolidated Results
The following tables show our results for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$240	$234	22.9%	23.7%	3%
Service revenue	810	752	77.1%	76.3%	8%
Total revenue	1,050	986	100.0%	100.0%	6%
Product gross margin	28	39	11.7%	16.7%	(28)%
Service gross margin	193	181	23.8%	24.1%	7%
Total gross margin	221	220	21.0%	22.3%	—%
Selling, general and administrative expenses	132	136	12.6%	13.8%	(3)%
Research and development expenses	17	18	1.6%	1.8%	(6)%
Income from operations	72	66	6.9%	6.7%	9%
Interest expense	(79)	—	(7.5)%	—%	100%
Related party interest expense, net	—	(4)	—%	(0.4)%	(100)%
Other (expense) income, net	3	—	0.3%	—%	—%
Income (loss) before income taxes	(4)	62	(0.4)%	6.3%	(106)%
Income tax expense	4	25	0.4%	2.5%	(84)%
Net income (loss)	$(8)	$37	(0.8)%	3.8%	(122)%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.

Revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$240	$234	22.9%	23.7%	3%
Service revenue	810	752	77.1%	76.3%	8%
Total revenue	$1,050	$986	100.0%	100.0%	6%
Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Revenue results in the first quarter of 2024 were negatively impacted by the delayed transfer of seven legal entities to Atleos following our separation from Voyix, due to local processes of setting up Atleos legal entities. Prior to the Separation, the operating results of each of these entities were included within Atleos’ results under carve-out methodology as all entities were dedicated to the Atleos business. Of these seven entities, three transferred during the first quarter of 2024 and the remaining entities are expected to transfer in the second quarter of 2024. We estimate the delayed transfer of these entities resulted in an approximately $13 million decline in revenue in 2024 compared to the prior year period.
Total revenue increased 6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the growth of recurring service revenue streams in our core business as well as revenues recognized pursuant to our commercial agreements with Voyix.
Product revenue for the three months ended March 31, 2024 increased 3% compared to the three months ended March 31, 2023, driven by approximately $25 million of product revenues earned under the commercial agreements with Voyix. This revenue increase was partially offset by a decline in non-core commerce-related revenue of approximately $11 million related to the wind-down of that business, ATM hardware revenue of approximately $3 million, Bitcoin-related revenues of approximately $3 million and ATM software license revenue of approximately $2 million. Declines in ATM hardware and software license revenue are partially due to the shift in the business from one-time hardware and perpetual license sales to recurring ATM as a Service and software subscriptions as well as a $2 million reduction due to the delayed legal entities described above.
Services revenue for the three months ended March 31, 2024 increased 8% compared to the prior year period, driven primarily by 6% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $26 million in hardware maintenance and installation revenue, $12 million in ATM as a Service revenue, $9 million of transaction processing services revenue as well as $9 million in other software-related revenues. The increase in transaction processing services was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATM as a Service revenue was due to the continued growth in our ATM as a Service offering, whereby we own the ATMs and charge per ATM for the service. The significant increase in hardware maintenance and installation was primarily due to an increase in the core business of approximately $6 million and approximately $19 million earned under the commercial agreements with Voyix. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $6 million and $4 million, respectively.
Gross Margin

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$28	$39	11.7%	16.7%	(28)%
Service gross margin	193	181	23.8%	24.1%	7%
Total gross margin	$221	$220	21.0%	22.3%	—%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Gross margin as a percentage of revenue for the three months ended March 31, 2024 was 21.0% compared to 22.3% for the three months ended March 31, 2023. Gross margin for the three months ended March 31, 2024 included $22 million of amortization of acquisition-related intangible assets and $1 million of stock-based compensation expense. Gross margin for the three months ended March 31, 2023 included $15 million of amortization of acquisition-related intangible assets and $5 million of stock-based compensation expense. Excluding these items, gross margin as a percentage of revenue decreased from 24.3% to 23.2% due to the impact of lower margins recognized on services provided under the commercial agreements with Voyix. Our services gross margin was also impacted by increased interest rates driving $2 million of higher rental cost on our vault cash agreements.
Selling, General and Administrative Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Selling, general and administrative expenses	$132	$136	12.6%	13.8%	(3)%
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Selling, general, and administrative expenses were $132 million in the three months ended March 31, 2024, compared to $136 million in the three months ended March 31, 2023. As a percentage of revenue, selling, general and administrative expenses were 12.6% in the three months ended March 31, 2024 compared to 13.8% in the three months ended March 31, 2023. In the three months ended March 31, 2024, selling, general and administrative expenses included $1 million of transformation and restructuring costs, $3 million of amortization of acquisition-related intangible assets, $9 million of stock-based compensation expense, and $8 million of separation-related costs. In the three months ended March 31, 2023, selling, general and administrative expenses included $10 million of amortization of acquisition-related intangible assets, $8 million of stock-based compensation expense, and $7 million of separation-related costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 11.3% to 10.6% due to higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a standalone company in the first quarter of 2024 which include separation cost dis-synergies.
Research and Development Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$17	$18	1.6%	1.8%	(6)%
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Research and development expenses were $17 million in the three months ended March 31, 2024, compared to $18 million in the three months ended March 31, 2023. As a percentage of revenue, research and development costs were 1.6% and 1.8% in the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2023, research and development costs included $1 million of stock-based compensation expense. Excluding this item, research and development expenses as a percentage of revenue decreased slightly from 1.7% to 1.6%.
Interest Expense and Related Party Interest Expense, Net

	Three months ended March 31		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$79	$—	n/m
Related party interest expense, net	$—	$4	n/m

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Interest expense was $79 million in the three months ended March 31, 2024. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility entered into on September 27, 2023. The Company had no external interest expense in the three months ended March 31, 2023. Refer to Note 4, “Debt Obligations”, for further details regarding the issuance of debt.
Related party interest expense, net was $4 million in the three months ended March 31, 2023. Related party interest expense, net is primarily related to certain related party borrowings during the prior year period.
Other (Expense) Income, net
Other (expense) income, net was income of $3 million and none in the three months ended March 31, 2024 and 2023, respectively, with the components reflected in the following table:

	Three months ended March 31
In millions	2024	2023
Other (expense) income, net
Interest Income	$2	$—
Foreign currency fluctuations and foreign exchange contracts	(3)	(3)
Employee benefit plans	5	3
Bank-related fees	(2)	—
Other, net	1	—
Total other (expense) income, net	$3	$—
Income Taxes

	Three months ended March 31
In millions	2024	2023
Income tax expense	$4	$25
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $4 million for the three months ended March 31, 2024 compared to $25 million for the three months ended March 31, 2023. The change was primarily driven by lower income before taxes in the three months ended March 31, 2024, compared to the prior year. The Company did not recognize any material discrete tax expenses or benefits in either period.

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. The estimated Pillar Two taxes do not have a material impact on the estimated annual effective tax rate for 2024 nor the income tax provision for the quarter. We are continuing to evaluate the Pillar Two Framework and its potential impact on future periods.
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

The following tables show our segment revenue and Adjusted EBITDA for the three months ended March 31, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Self-Service Banking	$628	$606	59.8%	61.5%	4%
Network	310	300	29.5%	30.4%	3%
T&T	51	50	4.9%	5.1%	2%
Total segment revenue	989	956	94.2%	97.0%	3%
Other (2)	61	30	5.8%	3.0%	103%
Consolidated revenue	$1,050	$986	100.0%	100.0%	6%

Adjusted EBITDA by Segment
Self-Service Banking	$134	$139	21.3%	22.9%	(4)%
Network	$86	$75	27.7%	25.0%	15%
T&T	$10	$10	19.6%	20.0%	—%

(1)The percentage of revenue is calculated for each line item divided by total consolidated revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2)Other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the Separation, Other also includes revenues from commercial agreements with Voyix.

Segment Revenue
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Self-Service Banking revenue increased 4% for the three months ended March 31, 2024, compared to the prior year period. For the three months ended March 31, 2024, ATM as a Service revenue increased approximately $12 million, software-related revenue increased approximately $9 million, and hardware maintenance and installation revenue increased $6 million, compared to the prior year period. Revenue results for the period were primarily due to the shift from non-recurring revenues to recurring ATM as a Service arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. Included in the results described above, the delayed transfer of legal entities drove a reduction of approximately $12 million. Software and services revenue as a percent of total Self-Service Banking segment revenue were 73% and 71% in the three months ended March 31, 2024 and March 31, 2023, respectively.
Network revenue increased 3% for the three months ended March 31, 2024, compared to the prior year period. For the three months ended March 31, 2024, the increase in revenue was due to an approximately $9 million increase in transaction processing services revenue driven by an increase in higher value ATM transactions, and a $3 million increase in other software-related revenue, partially offset by a decrease in Bitcoin-related revenue of approximately $3 million.
T&T revenue increased 2% for the three months ended March 31, 2024, compared to the prior year period. The increase for the three months ended March 31, 2024 was due to a slight increase in hardware maintenance and installation services revenue.
Segment Adjusted EBITDA
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Self-Service Banking Adjusted EBITDA decreased 4% for the three months ended March 31, 2024, compared to the prior year period due to higher allocated employee benefit-related costs and separation dis-synergies, partially offset by the favorable shift to ATM as a Service arrangements.

Network Adjusted EBITDA increased 15% for the three months ended March 31, 2024, compared to the prior year period due to increases in withdrawal transaction volumes, the mix of higher margin transaction revenue, and cost optimization initiatives. These improvements were partially offset by higher interest rates on our vault cash agreements driving additional cost of $2 million, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.
T&T Adjusted EBITDA for the three months ended March 31, 2024 was flat, compared to the prior year period.
Financial Condition, Liquidity, and Capital Resources
Following the Separation, our principal sources of cash are generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.
Atleos’ management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus/minus net reductions or reinvestment in the trade receivables facility established in the fourth quarter of 2023 due to fluctuations in the outstanding balance of receivables sold, plus/minus financing payments/receipts of owned ATM capital expenditures, and plus pension contributions and settlements. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in Atleos’ existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’ definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
Summarized cash flow information for the three months ended March 31, is as follows:

	Three months ended March 31
In millions	2024	2023
Net cash provided by operating activities	$148	$120
Net cash used in investing activities	$(31)	$(25)
Net cash used in financing activities	$(87)	$(91)
Cash provided by operating activities was $148 million in the three months ended March 31, 2024 compared to cash provided by operating activities of $120 million in the three months ended March 31, 2023. The increase in cash provided by operating activities of $28 million in the three months ended March 31, 2024 was primarily driven by the favorable movement in net working capital accounts of $54 million and an increase in non-cash charges of $19 million partially offset by a decline in net income of $45 million. As of March 31, 2024, cash provided by operating activities includes approximately $32 million of cash related to a temporary transfer of funds from Voyix in March, which was remitted back to Voyix in April.
Investing activities primarily include capital expenditures for property, plant and equipment of $24 million and additions to capitalized software of $6 million. Other investing activities primarily include business acquisitions, divestitures and investments, which were not significant in the three months ended March 31, 2024 and 2023.
Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities for the three months ended March 31, 2024 also included tax withholding payments on behalf of employees for stock based awards that vested of $6 million. Prior to the Spin-off, financing activities also include short-term borrowings with, and transfers to and from, NCR, consisting of, among other things, cash transfers and changes in receivables and payables and other transactions between Atleos and NCR. See Note 10, “Related Parties”, in the Notes to Condensed Consolidated Financial Statements for further discussion on transactions with NCR.

The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted for the three months ended March 31:

	Three months ended March 31
In millions	2024	2023
Net cash provided by operating activities (GAAP)	$148	$120
Capital expenditures for property, plant and equipment	(24)	(15)
Additions to capitalized software	(6)	(8)
Change in restricted cash settlement activity	(18)	(27)
Pension contributions	1	1
Temporary transfer of funds from Voyix	(32)	—
Adjusted free cash flow-unrestricted (non-GAAP)	$69	$71
Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,585 million, of which $1,567 million was outstanding as of March 31, 2024. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $500 million, of which $93 million was outstanding as of March 31, 2024. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of March 31, 2024, there were $25 million letters of credit outstanding.
As of March 31, 2024, we had outstanding $1,350 million in aggregate principal balance of 9.500% senior secured notes due in 2029.
See Note 4, “Debt Obligations” of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on our debt transactions.
Employee Benefit Plans In 2024, we expect to make contributions of $3 million to our international pension plans, $18 million to our postemployment plan and $2 million to our postretirement plans. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at March 31, 2024 and December 31, 2023 were $288 million and $285 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Summary As of March 31, 2024, our cash and cash equivalents totaled $343 million and our total debt was $3,018 million. Our borrowing capacity under our senior secured credit facility was $382 million at March 31, 2024.
Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A, of Part I of the Company’s 2023 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, we cannot assure that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond March 31, 2025) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
Material Cash Requirements from Contractual and Other Obligations
There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, income taxes, and, for periods prior to the Separation, cost allocations, which are described in Item 7. of our 2023 Form 10-K.
Recently Issued Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to Atleos’ plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our expectations of demand for our solutions and execution and the impact thereof on our financial results in 2024; Atleos’ focus on advancing our strategic growth initiatives and software-led solutions with a higher mix of recurring revenue streams; and our expectations of Atleos’ ability to deliver increased value to customers and stockholders. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Atleos’ control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; our multinational operations;
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event, including the impact of pandemics and, geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities; and climate change;
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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. Atleos may not be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions, nor may shareholders achieve any particular level of stockholder returns. The separation may not enhance value for stockholders, nor may Atleos be commercially successful in the future, nor achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $4 million as of March 31, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $3 million as of March 31, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 45% of our borrowings were on a fixed rate basis as of March 31, 2024. The increase in pre-tax interest expense for the three months ended March 31, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million. As of March 31, 2024, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.
As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended March 31, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of March 31, 2024.
We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of March 31, 2024.

Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2024, we did not have any significant concentration of credit risk related to financial instruments.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of March 31, 2024, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 9, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.
Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA (“Risk Factors”) of the Company’s 2023 Annual Report on Form 10-K filed on March 26, 2024.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company occasionally purchases vested restricted stock units or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2024, approximately 0.3 million shares of vested restricted stock units were purchased at an average price of $19.20 per share of common stock.
The Company’s repurchase of its common stock has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and is further subject to the discretion of Atleos’ Board of Directors.
Item 5.    OTHER INFORMATION
For the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

10.1 #*	Amended and Restated Executive Severance Plan of NCR Atleos Corporation dated as of March 20, 2024 (Exhibit 10.25 to the Company’s 2023 Annual Report on Form 10-K filed on March 26, 2024)

10.2 #*	Form of 2024 Restricted Stock Unit Award Agreement (Performance Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on February 14, 2024)

10.3 #*	Form of 2024 Restricted Stock Unit Award Agreement (Time-based Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K of NCR Atleos Corporation filed on February 14, 2024)

31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023; (iii) our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023; (v) our condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023; and (vi) the notes to our condensed consolidated financial statements.

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

NCR ATLEOS CORPORATION

Date:	May 14, 2024	By:	/s/ Paul J. Campbell
Paul J. Campbell Executive Vice President and Chief Financial Officer