Form 10-Q
period 2024-06-30
NCR Atleos Corp
filed 2024-08-14
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of August 8, 2024, there were 72,321,897 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Product revenue	$247	$262	$487	$496
Service revenue	834	778	1,644	1,530
Total revenue	1,081	1,040	2,131	2,026
Cost of products	210	215	422	410
Cost of services	618	578	1,235	1,149
Selling, general and administrative expenses	132	149	264	285
Research and development expenses	14	19	31	37
Total operating expenses	974	961	1,952	1,881
Income from operations	107	79	179	145
Interest expense	(79)	—	(158)	—
Related party interest expense, net	—	(5)	—	(9)
Other income (expense), net	4	1	7	1
Income before income taxes	32	75	28	137
Income tax expense	4	23	8	48
Net income	28	52	20	89
Net income (loss) attributable to noncontrolling interests	(1)	(1)	(1)	—
Net income attributable to Atleos	$29	$53	$21	$89
Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.40	$0.75	$0.29	$1.26
Diluted	$0.39	$0.75	$0.29	$1.26
Weighted average common shares outstanding
Basic	72.2	70.6	71.9	70.6
Diluted	73.7	70.6	73.5	70.6
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net income	$28	$52	$20	$89
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(39)	(3)	(25)	24
Derivatives
Unrealized gain (loss) on derivatives	13	49	38	38
(Gain) loss on derivatives arising during the period	(22)	(21)	(43)	(36)
Less income tax	2	(6)	2	—
Other comprehensive income (loss)	(46)	19	(28)	26
Total comprehensive income (loss)	(18)	71	(8)	115
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	(1)	(1)	(1)	—
Currency translation adjustments	(2)	1	(1)	—
Amounts attributable to noncontrolling interests	(3)	—	(2)	—
Comprehensive income (loss) attributable to Atleos common stockholders	$(15)	$71	$(6)	$115
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$374	$339
Accounts receivable, net of allowances of $18 and $14 as of June 30, 2024 and December 31, 2023, respectively	707	711
Inventories	329	333
Restricted cash	249	238
Other current assets	320	254
Total current assets	1,979	1,875
Property, plant and equipment, net	457	468
Goodwill	1,951	1,952
Intangibles, net	596	635
Operating lease right of use assets	139	144
Prepaid pension cost	221	219
Deferred income tax assets	265	254
Other assets	157	169
Total assets	$5,765	$5,716
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$84	$76
Accounts payable	571	500
Payroll and benefits liabilities	145	149
Contract liabilities	318	325
Settlement liabilities	250	218
Other current liabilities	485	486
Total current liabilities	1,853	1,754
Long-term borrowings	2,921	2,938
Pension and indemnity plan liabilities	388	389
Postretirement and postemployment benefits liabilities	57	60
Income tax accruals	37	36
Operating lease liabilities	105	109
Deferred income tax liabilities	29	34
Other liabilities	124	141
Total liabilities	5,514	5,461
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 72.2 and 70.9 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Paid-in Capital	23	12
Retained earnings	167	153
Accumulated other comprehensive income	59	86
Total Atleos stockholders’ equity	250	252
Noncontrolling interests in subsidiaries	1	3
Total Stockholders’ equity	251	255
Total liabilities and stockholders’ equity	$5,765	$5,716
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2024	2023
Operating activities
Net income (loss)	$20	$89
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	68	56
Amortization expense	76	64
Stock-based compensation expense	19	33
Deferred income taxes	(12)	(13)
Loss (gain) on disposal of property plant and equipment	4	—
Bargain purchase gain from acquisition	(5)	—
Changes in assets and liabilities:
Receivables	(11)	17
Related party receivables and payables	—	(13)
Inventories	(49)	(15)
Settlement assets	(22)	1
Current payables and accrued expenses	100	(26)
Contract liabilities	(21)	18
Employee benefit plans	(20)	(6)
Other assets and liabilities	10	(5)
Net cash provided by operating activities	$157	$200
Investing activities
Expenditures for property, plant and equipment	$(47)	$(22)
Additions to capitalized software	(15)	(15)
Amounts advanced for related party notes receivable	—	(14)
Repayments received from related party notes receivable	—	36
Purchase of intellectual property	(8)	—
Other investing activities, net	(1)	—
Net cash used in investing activities	$(71)	$(15)
Financing activities
Proceeds from related party borrowings	$—	$16
Payments on related party borrowings	—	(57)
Payments on term credit facilities	(36)	—
Borrowings on revolving credit facilities	533	—
Payments on revolving credit facilities	(512)	—
Payments on other financing arrangements	(2)	—
Proceeds from employee stock plans	1	—
Net transfers (to) from NCR Corporation	—	(89)
Tax withholding payments on behalf of employees	(13)	—
Principal payments for finance lease obligations	(1)	—
Net cash used in financing activities	$(30)	$(130)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12)	11
Increase (decrease) in cash, cash equivalents, and restricted cash	44	66
Cash, cash equivalents, and restricted cash at beginning of period	586	499
Cash, cash equivalents and restricted cash at end of period	$630	$565
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2023	71	$1	$12	$153	$86	$3	$255
Comprehensive income (loss):
Net income (loss)	—	—	—	(8)	—	—	(8)
Other comprehensive income (loss)	—	—	—	—	17	1	18
Total comprehensive income (loss)	—	—	—	(8)	17	1	10
Stock compensation plans	1	—	2	—	—	—	2
March 31, 2024	72	$1	$14	$145	$103	$4	$267
Comprehensive income (loss):
Net income (loss)	—	—	—	29	—	(1)	28
Other comprehensive income (loss)	—	—	—	—	(44)	(2)	(46)
Total comprehensive income (loss)	—	—	—	29	(44)	(3)	(18)
Net transfers from Voyix	—	—	—	(7)	—	—	(7)
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2024	72	$1	$23	$167	$59	$1	$251

In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Net Investment from NCR Corporation	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2022	—	$—	$—	$—	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income (loss)	—	—	—	—	36	—	1	37
Other comprehensive income (loss)	—	—	—	—	—	8	(1)	7
Total comprehensive income (loss)	—	—	—	—	36	8	—	44
Net transfers to NCR Corporation	—	—	—	—	(52)	—	—	(52)
March 31, 2023	—	$—	$—	$—	$3,310	$(55)	$(1)	$3,254
Comprehensive income (loss):
Net income (loss)	—	—	—	—	53	—	(1)	52
Other comprehensive income (loss)	—	—	—	—	—	18	1	19
Total comprehensive income (loss)	—	—	—	—	53	18	—	71
Net transfers to NCR Corporation	—	—	—	—	(4)	—	—	(4)
June 30, 2023	—	$—	$—	$—	$3,359	$(37)	$(1)	$3,321
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
On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly-traded companies, whereby NCR would execute a spin-off to NCR stockholders of its self-service banking, network, and telecommunications and technology businesses, (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023. The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s stockholders of record at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”).
On October 16, 2023, the Company became a stand-alone publicly-traded company, and its financial statements are now presented on a consolidated basis. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are referred to as “Condensed Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2023 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2023.
Prior to the Separation, Atleos was wholly owned by NCR; consequently, stand-alone financial statements had not historically been prepared. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from NCR. The Condensed Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company has historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to the Company. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a stand-alone basis for the periods presented.
Prior to the Separation, income tax expense and tax balances were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a separate taxpayer and a stand-alone company even though the Company filed as part of NCR’s tax group in certain jurisdictions prior to Separation. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
The historical Condensed Combined Financial Statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a stand-alone public company during the periods presented. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the audited Consolidated Financial Statements in the 2023 Form 10-K for additional details on Atleos’ basis of presentation during periods prior to the Separation and post Separation.
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
The Company incurred certain costs in its establishment as a stand-alone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly-traded company.
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in U.S. Dollars (USD) and millions.
Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for receivable and inventory reserves, depreciation and amortization of long-lived assets, employee benefit plan obligations, asset retirement obligations, product liabilities, income and withholding taxes, contingencies, valuation of business combinations, certain aspects of revenue recognition, and allocations of cost and expenses from NCR prior to Separation.
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
Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed below and within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.
Effective August 5, 2024, the Company executed $450 million aggregate notional amount interest rate swap contracts terminating on December 31, 2027. These interest rate swap contracts have fixed rates ranging from 3.442% to 3.479%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar vault cash agreements.
On August 9, 2024, the Company executed $500 million aggregate notional amount interest rate swap contracts that began August 13, 2024 and will terminate on December 31, 2027. These interest rate swap contracts have fixed rates ranging from 3.592% to 3.610%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s Term Loan Facilities, discussed in Note 4, “Debt Obligations”. These hedging activities are in line with our interest rate risk management strategy outlined in Note 12, “Derivatives and Hedging Instruments”.

Prior Period Financial Statement Revision  In connection with the preparation of the Company’s second quarter 2024 financial statements, management identified errors pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the December 31, 2023 balance sheet and statement of changes in stockholders’ equity. Some of these errors were previously recorded out-of-period in the first quarter of 2024. In order to correctly state December 31, 2023 equity to reflect the impact of the spin-off transaction, which involved a net distribution payment of $2,996 million to Voyix in consideration for the net assets contributed to Atleos, management has revised the December 31, 2023 balance sheet and statement of changes in stockholders’ equity to reflect the impact of the errors, including those previously recorded in the first quarter of 2024. This also results in a revision to the statement of changes in stockholders’ equity for the three months ended March 31, 2024. The adjustments have no impact on operating results or cash flows. The Company evaluated the impact of the adjustments and concluded they were not material to any previously issued interim or annual consolidated financial statements. The accompanying footnotes have also been adjusted to reflect such correction.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The Company will effect the revision of its consolidated financial statements as of the year ended December 31, 2023 when it files its Form 10-K for the period ended December 31, 2024.
The following table reflects the impact of the revision to the specific line items presented in the Company’s previously reported Consolidated Balance Sheet as of December 31, 2023.

In millions	As Reported	Adjustments	As Revised
Current assets
Accounts receivable, net	$714	$(3)	$711
Other current assets	271	(17)	254
Total current assets	1,895	(20)	1,875
Property, plant and equipment, net	470	(2)	468
Prepaid pension cost	218	1	219
Other assets	173	(4)	169
Total assets	$5,741	$(25)	$5,716
Current liabilities
Payroll and benefits liabilities	151	(2)	149
Other current liabilities	477	9	486
Total current liabilities	1,747	7	1,754
Total liabilities	$5,454	$7	$5,461
Atleos stockholders’ equity
Paid-in capital	16	(4)	12
Retained earnings	181	(28)	153
Total Atleos stockholders’ equity	284	(32)	252
Total stockholders’ equity	287	(32)	255
Total liabilities and stockholders’ equity	$5,741	$(25)	$5,716

As it relates to the statement of changes in stockholders’ equity for the three months ended March 31, 2024, the revision adjustment removes the $8 million decrease to retained earnings recorded on the line “Net transfers to Voyix, including Separation adjustments.” The revision adjustment further reflects the impact of an incremental $4 million adjustment to Paid-in capital on the line “Stock compensation plans.” Such amounts are included as part of the $28 million and $4 million adjustments to retained earnings and paid-in capital, respectively, shown in the table above at December 31, 2023.
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	June 30
		2024	2023
Cash and cash equivalents	Cash and cash equivalents	$374	$337
Short term restricted cash	Restricted cash	7	—
Long term restricted cash	Other Assets	7	2
Cash included in settlement processing assets	Restricted cash	242	226
Total cash, cash equivalents, and restricted cash		$630	$565

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$318	$325
Non-current portion of contract liabilities	Other liabilities	$27	$29
During the six months ended June 30, 2024, the Company recognized $216 million in revenue that was included in contract liabilities as of December 31, 2023. During the six months ended June 30, 2023, the Company recognized $177 million in revenue that was included in contract liabilities as of December 31, 2022.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
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
Allowance for Credit Losses on Accounts Receivable The allowance for credit losses as of June 30, 2024 and December 31, 2023 was $18 million and $14 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and six months ended June 30, 2024 and 2023 was immaterial. The Company recorded immaterial write-offs against the reserve for the three and six months ended June 30, 2024 and 2023. Additionally, the allowance for credit losses as of June 30, 2024 includes approximately $3 million related to other accounts receivable balances not transferred to Atleos as of December 31, 2023 due to delays in local processes of setting up certain Atleos legal entities. These entities were legally transferred to the Company during the first quarter of 2024. As such, the allowance for credit losses associated with these transferred entities were recorded in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. Prior to the Separation, this amount was included within Atleos’ allowance for credit losses under carve-out methodology.
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

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2024 and December 31, 2023 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2023			June 30, 2024
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,696	$—	$(1)	$1,695
Self Service Banking(1)	256	—	—	256
Total goodwill	$1,952	$—	$(1)	$1,951
(1)The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
Based on the annual goodwill impairment test completed during 2023, the Company determined the fair value of all three reporting units was greater than their carrying value. However, as of the date of the previous annual assessment, the Network reporting unit had fair value in excess of carrying value of less than 10%. Accordingly, it was previously disclosed that this reporting unit has a heightened risk of impairment if any assumptions, estimates, or market factors changed in the future. We have considered potential impairment triggering events during the course of the first half of 2024, and did not identify any such matters warranting additional evaluation.

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

	Amortization Period (in Years)	June 30, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Direct customer relationships	1 - 15	$393	$(95)	$392	$(84)
Technology-software	3 - 8	500	(214)	495	(185)
Tradenames	1 - 10	50	(38)	50	(33)
Total identifiable intangible assets		$943	$(347)	$937	$(302)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Amortization expense	$23	$25	$48	$50
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2024	2025	2026	2027	2028
Amortization expense	$47	$93	$86	$77	$74

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. SEGMENT INFORMATION AND CONCENTRATIONS
The Company manages and reports its operations in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”):
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
Corporate income and expenses not allocated to segments includes income and expenses related to corporate functions and certain allocations from NCR prior to Separation that are not specifically attributable to an individual reportable segment. Other income and expenses not allocated to segments includes certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Revenue by segment
Self-Service Banking	$673	$654	$1,301	$1,260
Network	326	309	636	609
T&T	51	49	102	99
Total segment revenue	1,050	1,012	2,039	1,968
Other (1)	31	28	92	58
Consolidated revenue	$1,081	$1,040	$2,131	$2,026

Adjusted EBITDA by segment
Self-Service Banking	$158	$173	$292	$312
Network	101	91	187	166
T&T	8	6	18	16
Total Segment Adjusted EBITDA	$267	$270	$497	$494

Total Segment Adjusted EBITDA	$267	$270	$497	$494
Less unallocated amounts
Corporate income and expenses not allocated to segments	77	81	149	169
Other income and expenses not allocated to segments	(3)	(9)	(7)	(19)
Interest expense, net (2)	79	5	158	9
Interest income	(2)	—	(4)	—
Income tax expense	4	23	8	48
Depreciation and amortization expense	43	35	87	70
Acquisition-related amortization of intangibles	23	25	48	50
Stock-based compensation expense	9	19	19	33
Separation costs	6	33	15	40
Acquisition-related costs	(4)	—	(4)	—
Transformation and restructuring	6	5	7	5
Net income attributable to Atleos	$29	$53	$21	$89
(1)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
(2)Includes Related party interest expense, net, as presented in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for Atleos:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Recurring revenue (1)	$793	$730	$1,556	$1,440
All other products and services	288	310	575	586
Total revenue	$1,081	$1,040	$2,131	$2,026
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
United States (“U.S.”)	$491	$464	$970	$931
Americas (excluding U.S.)	128	133	266	252
Europe, Middle East and Africa	335	318	638	599
Asia Pacific	127	125	257	244
Total revenue	$1,081	$1,040	$2,131	$2,026

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. DEBT OBLIGATIONS
The following table summarizes the Company’s short-term borrowings and long-term debt:

In millions, except percentages	June 30, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$81	9.00%	$73	8.93%
Other (1)	3	7.22%	3	7.23%
Total short-term borrowings	$84		$76
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facility (1)	$1,467	9.41%	$1,512	9.44%
Revolving credit facility (1)	176	9.56%	155	8.71%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(77)		(85)
Other (1)	5	7.17%	6	7.18%
Total long-term debt	$2,921		$2,938
(1)Interest rates are weighted average interest rates as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Term Loan Facilities under the Credit Agreement have an aggregate principal amount of $1,585 million, of which $1,548 million remained outstanding. Additionally, as of June 30, 2024, there was $176 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit and, as of June 30, 2024, outstanding letters of credit were $26 million. Our borrowing capacity under our Revolving Credit Facility was $298 million at June 30, 2024.

The outstanding principal balance of the Term Loan A Facility is required to be repaid in quarterly installments that began on March 31, 2024, in an amount equal to (i) 1.875% of the original aggregate principal amount during the first three years and (ii) 2.50% of the original aggregate principal amount during the final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028.
The outstanding principal balance of the Term Loan B Facility is required to be repaid in quarterly installments that began on March 31, 2024, in an amount equal to (i) 0.35% of the original aggregate principal amount during the first year, (ii) 0.875% of the original aggregate principal amount during the second year, (iii) 1.75% of the original aggregate principal amount during the third and fourth years, and (iv) 2.625% of the original aggregate principal amount thereafter. Any remaining outstanding balance will be due at maturity on April 16, 2029.
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
The Credit Agreement contains a financial covenant, that does not permit the Company to allow its consolidated leverage ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) to exceed (i) in the case of any fiscal quarter ending prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.
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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATM as a Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”) as security interest in the borrowing. The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. As of June 30, 2024, total debt outstanding under the financing program was $8 million with a weighted average interest rate of 7.19% and a weighted average term of 2.4 years. As of December 31, 2023, total debt outstanding was $9 million with a weighted average interest rate of 7.20% and a weighted average term of 2.8 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2024 and December 31, 2023 was $3,208 million and $3,172 million, respectively. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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
As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of June 30, 2024 and December 31, 2023, respectively. Excluding the trade receivables sold, the SPEs collectively owned $81 million and $90 million of trade receivables as of June 30, 2024 and December 31, 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.
Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other (expense) income, net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of June 30, 2024 and December 31, 2023 is not material.
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

Income tax expense was $4 million for the three months ended June 30, 2024 compared to income tax expense of $23 million for the three months ended June 30, 2023. The change was primarily driven by lower income before taxes and discrete tax benefits realized in the three months ended June 30, 2024, compared to the prior year period. In the three months ended June 30, 2024, the Company recognized a $9 million benefit related to provision to return adjustments. In the three months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey.

Income tax expense was $8 million for the six months ended June 30, 2024 compared to income tax expense of $48 million for the six months ended June 30, 2023. The change was primarily driven by lower income before taxes and discrete tax benefits realized in the six months ended June 30, 2024, compared to the prior year. In the six months ended June 30, 2024, the Company recognized an $11 million benefit related to provision to return adjustments. In the six months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey.

As of June 30, 2024, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $6 million to $8 million in the next 12 months.

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
Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Restricted stock units	$9	$6	$19	$11
Tax expense (benefit)	(1)	(1)	(2)	(2)
Stock-based compensation expense (net of tax)	$8	$5	$17	$9

Total stock-based compensation expense, presented in the table above for the three and six months ended June 30, 2023, is specifically for employees who exclusively supported Atleos’ operations. Total stock-based compensation expense allocated to Atleos for corporate and shared employees was $13 million and $22 million for the three and six months ended June 30, 2023, respectively.

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

As of June 30, 2024, the total unrecognized compensation cost related to unvested restricted stock grants is $54 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Employee Stock Purchase Plan In October 2023, the Board of Directors adopted the NCR Atleos Employee Stock Purchase Plan, effective October 18, 2023. The total number of shares of the Company’s common stock reserved for future issuance at inception was 5 million. The Company’s Employee Stock Purchase Plan (“ESPP”) provides employees up to a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of Atleos’ closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation. The first offering under the ESPP will be the three-month period from July 1, 2024 to September 30, 2024.

8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the three months ended June 30 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Net service cost	$—	$—	$1	$—	$1	$—
Interest cost	16	—	5	5	21	5
Expected return on plan assets	(19)	—	(8)	(7)	(27)	(7)
Net periodic benefit cost (income)	$(3)	$—	$(2)	$(2)	$(5)	$(2)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the six months ended June 30 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Net service cost	$—	$—	$1	$—	$1	$—
Interest cost	33	—	10	10	43	10
Expected return on plan assets	(38)	—	(17)	(15)	(55)	(15)
Net periodic benefit cost (income)	$(5)	$—	$(6)	$(5)	$(11)	$(5)

All components of net periodic benefit cost (income) of the postretirement plan, including amounts allocated prior to the Spin-off, for the three and six months ended June 30, 2024 and 2023 were immaterial.

Components of net periodic benefit cost (income) of the postemployment plans, including amounts allocated prior to the Spin-off, for the three and six months ended June 30 were as follows:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Net service cost	$1	$1	$3	$3
Interest cost	2	—	2	—
Net periodic benefit cost (income)	$3	$1	$5	$3

The components of net periodic benefit cost (income), other than the net service cost component, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Employer Contribution

Pension For the three months ended June 30, 2024, Atleos made no contributions to its international pension plans. For the six months ended June 30, 2024, Atleos contributed $1 million to its international pension plans. Atleos anticipates contributing an additional $2 million to its international pension plans for a total of $3 million in 2024.

Postretirement For the three and six months ended June 30, 2024, Atleos made no contributions to its postretirement plan. Atleos anticipates contributing $2 million to its postretirement plan in 2024.

Postemployment For the three and six months ended June 30, 2024, Atleos contributed $7 million and $12 million, respectively, to its postemployment plan. Atleos anticipates contributing an additional $6 million to its postemployment plan for a total of $18 million in 2024.

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Other than as stated below, the Company does not currently expect to incur material capital expenditures or other liabilities related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements set forth herein or will not have a material adverse effect on our consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements and federal securities laws, among others, may create a substantial burden on, and substantially increase costs to, the Company or could have a material adverse effect on the Company’s consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows and there can be no assurances that the actual amounts required to comply with applicable laws and regulations will not exceed the amounts reflected in the Company’s Condensed Consolidated Financial Statements set forth herein. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements.
The Company provides its customers with certain indemnification rights, subject to certain limitations and exceptions. The Company agrees to defend and indemnify its customers from third-party lawsuits alleging that Company solutions infringe third party intellectual property rights. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, the Company enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future. Historically, the Company has not recorded a liability in connection with these indemnifications.
In connection with the Separation, the Separation and Distribution Agreement provides that Voyix will transfer to the Company, and the Company will assume, certain liabilities, whether accrued or contingent, and whether arising prior to, at or after the Distribution, including, among others, all liabilities to the extent they relate to the Company’s business or the Company’s assets, 50% of certain shared environmental liabilities arising from conduct prior to the Distribution if Voyix’s annual costs, net of any insurance proceeds and third party payments actually received, exceed $15 million, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution and liabilities relating to, arising out of or resulting from any registration statement or similar disclosure document related to the Separation (including the Company’s Registration Statement on Form 10 initially filed with the SEC on June 26, 2023, and as further amended thereafter and declared effective on August 11, 2023, and the information statement). Voyix will retain all other liabilities, including, among others, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution, the first $15 million of annual costs incurred in connection with certain shared environmental liabilities arising from conduct prior to the Distribution and 50% of any such costs thereafter and all indemnification obligations to current and former Voyix directors and officers.
Shared Environmental Matters
As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at formerly owned or operated facilities, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). Pursuant to the Separation and Distribution Agreement, the Company and Voyix share equally costs and liabilities with respect to the Shared Environmental Matters to the extent Voyix’s annual costs, net of any insurance proceeds and third party payments actually received, exceed $15 million. Under the Separation and Distribution Agreement, Voyix will notify the Company by December 1 each calendar year of the estimated costs for the Shared Environmental Matters it will incur each quarter of the following calendar year pursuant to which the Company will make quarterly payments to Voyix of any required contribution. The Company’s payments are subject to upward or downward adjustment after Voyix provides a final quarterly accounting of the actual costs. As of June 30, 2024, Voyix estimated that the Company’s contribution for Shared Environmental Matters in 2024 may be approximately $2 million, payable in the third quarter of 2024. The Company evaluated the estimate in accordance with ASC 450, Contingencies, and concluded that, as of June 30, 2024, a loss of up to $2 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.
Other than the cost reporting described above, Voyix is only required to update the Company “from time to time with respect to any events in connection with [the Shared Environmental Matters] at such times and in such manner as [Voyix] shall reasonably determine.” The term of this cost sharing is indefinite and includes defense costs and expenses. Voyix controls exclusively the management of the Shared Environmental Matters, including any litigation related thereto, which could impact the amounts that the Company is required to contribute for the Shared Environmental Matters under the Separation and Distribution Agreement.

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
Voyix further reports that as of June 30, 2024 and December 31, 2023, Voyix’s total reserve for Kalamazoo River was $145 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While Voyix believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million, respectively, and Voyix will continue to pursue such contribution.
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
Environmental-Related Insurance Recoveries
Historically, Voyix has received payments from its insurance carriers with respect to the Shared Environmental Matters. Pursuant to the Separation and Distribution Agreement, insurance amounts actually recovered will, as a result of reducing Voyix’s overall liability, reduce the Company’s liability in its obligation to contribute for the Shared Environmental Matters. The Company does not anticipate that Voyix will obtain further material insurance recoveries specific to Kalamazoo River remediation costs. Pursuant to the Separation and Distribution Agreement, control of claims against insurers with respect to the Shared Environmental Matters is controlled exclusively by Voyix, as well as whether or not any coverage is in fact available, and the Company is unable to predict whether and to what extent insurance proceeds will be available to offset any amounts it may be required to pay in respect of the foregoing environmental matters pursuant to the Separation and Distribution Agreement.
Environmental Remediation Estimates
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. We record environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable; in accordance with accounting guidance, where liabilities are not expected to be quantifiable or

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other potentially responsible parties, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Where our environmental liabilities result from the Shared Environmental Matters, we will rely on information shared with us by Voyix, who is controlling these matters, with respect to determining the amount of potential liability. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, including in connection with our obligations under the Separation and Distribution Agreement.
Shared Legal Matters
Pursuant to the Separation and Distribution Agreement, the Company shares equally costs and liability with Voyix for certain pre-existing litigation matters known as of the Separation date. These matters are managed solely by Voyix, and we rely on information provided to us by Voyix to determine the amount of potential liability.

In November 2015, in Hoak, et al. v. Plan Administrator of the Plans of NCR Corporation, participants and beneficiaries of certain deferred compensation retirement plans sponsored by NCR Corporation (collectively, the “Plan”) filed a putative class action lawsuit against NCR and other defendants, alleging the defendants breached the plan agreements by, among other things, paying lump sum payments based on mortality tables and actuarial calculations upon termination of the Plan. The court certified a class in 2017.

On June 10, 2024, the court entered a final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix reports that it intends to vigorously contest the matter and filed a notice of appeal on July 2, 2024. Voyix further reports that an estimate or range of possible loss was not ordered in the judgment and cannot be determined at this time. Voyix therefore stipulated with the plaintiffs to a $45 million supersedeas bond, which Voyix contends may not be correlated to any actual loss but will allow Voyix to seek a stay of execution of the judgment pending appeal. The Company evaluated the judgment and order and, after consulting with Voyix, in accordance with ASC 450, Contingencies, concluded that, as of June 30, 2024, a loss is reasonably possible, but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.
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
Allocation of centralized costs
The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, include expenses for certain centralized functions and other programs provided and/or administered by NCR that were charged directly to the Company. In addition, for purposes of preparing these Condensed Consolidated Financial Statements, a portion of NCR’s total corporate general and administrative expenses had been allocated to the Company.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
NCR allocations to the Company reflected in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30	Six months ended June 30
In millions	2023	2023
Cost of products	$8	$15
Cost of services	23	45
Selling, general and administrative expense	40	84
Research and development expense	7	13
Total allocated costs	$78	$157
Related-party notes
Related party notes receivable
Prior to the Separation, the Company had notes receivable from related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these notes was approximately 3.7% as of June 30, 2023.
The Company recognized $3 million and $6 million of interest income, for the three and six months ended June 30, 2023, respectively, related to these notes, which is included in Related party interest expense, net in the Condensed Consolidated Statements of Operations.
Related party borrowings
Prior to the Separation, the Company had borrowings due to related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these borrowings was approximately 4.3% as of June 30, 2023.
The Company recognized $8 million and $15 million of interest expense, for the three and six months ended June 30, 2023, respectively, related to these borrowings, which is included in Related party interest expense, net in the Condensed Consolidated Statements of Operations.
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

	Three months ended June 30	Six months ended June 30
In millions	2023	2023
General financing activities	$(101)	$(246)
Allocation of centralized costs	78	157
Net transfers from (to) NCR Corporation - Condensed Consolidated Statements of Cash Flows	(23)	(89)
Stock based compensation expense	19	33
Net transfers from (to) NCR Corporation—Condensed Consolidated Statements of Changes in Stockholders’ Equity	$(4)	$(56)

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
On October 16, 2023, the date of Separation, 70.6 million shares of Atleos’ Common Stock, par value $0.01 per share, were distributed to Voyix shareholders of record as of October 2, 2023, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023. These shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For the three and six months ended June 30, 2023, it is assumed that there are no dilutive equity instruments as there were no equity awards of Atleos outstanding prior to the Separation.
The components of basic earnings per share are as follows:

	Three months ended June 30		Six months ended June 30
In millions, except per share amounts	2024	2023	2024	2023
Numerator:
Net income attributable to Atleos common stockholders	$29	$53	$21	$89

Denominator:
Basic weighted average number of shares outstanding	72.2	70.6	71.9	70.6

Basic earnings per share:	$0.40	$0.75	$0.29	$1.26
The components of diluted earnings per share are as follows:

	Three months ended June 30		Six months ended June 30
In millions, except per share amounts	2024	2023	2024	2023
Numerator:
Net income attributable to Atleos common stockholders	$29	$53	$21	$89

Denominator
Basic weighted average number of shares outstanding	72.2	70.6	71.9	70.6
Dilutive effect of restricted stock units and stock options	1.5	—	1.6	—
Weighted average diluted shares	73.7	70.6	73.5	70.6

Diluted earnings per share:	$0.39	$0.75	$0.29	$1.26
For the three and six months ended June 30, 2024, weighted average restricted stock units and stock options of 2.8 million and 2.9 million, respectively, were excluded from the diluted share count because their effect would have been anti-dilutive.

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
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of June 30, 2024, the balance in AOCI related to foreign exchange derivative transactions was zero because no such derivatives were designated as highly effective hedges.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
As of June 30, 2024, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap agreements reported in AOCI will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of June 30, 2024 and December 31, 2023, the balance in AOCI related to Interest Rate Derivatives was $31 million and $34 million, respectively.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		June 30, 2024		December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$11		$7
Total assets		$—	$11	$—	$7

Liabilities:
Interest rate swap contracts	Other current liabilities		$(2)		$(2)
Interest rate swap contracts	Other liabilities		(15)		(27)
Total liabilities		$2,442	$(17)	$2,447	$(29)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$105	$—	$219	$1
Foreign exchange contracts	Other current liabilities	$254	$—	$107	$—
As of June 30, 2024, the Company expects to reclassify $53 million of net derivative-related gains contained in Accumulated other comprehensive income (loss) into earnings during the next twelve months.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts	$13	$49	$38	$38
Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	$(22)	$(21)	$(43)	$(36)

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Foreign exchange contracts	Other (expense) income, net	$(3)	$—	$(5)	$—

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Refer to Note 13, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2024 and December 31, 2023, Atleos did not have any major concentration of credit risk related to financial instruments.
13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are set forth as follows:

	June 30, 2024
In millions	Total	Level 1	Level 2	Level 3
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Interest rate swap contracts(2)	11	—	11	—
Total assets	$14	$3	$11	$—

Liabilities:
Interest rate swap contracts (3)	$17	$—	$17	$—
Total liabilities	$17	$—	$17	$—

	December 31, 2023
In millions	Total	Level 1	Level 2	Level 3
Assets:
Deposits held in money market mutual funds (1)	$4	$4	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap contracts (2)	7	—	7	—
Total assets	$12	$4	$8	$—

Liabilities:
Interest rate swap contracts(3)	$29	$—	$29	$—
Total liabilities	$29	$—	$29	$—
(1)Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$57	$(5)	$34	$86
Other comprehensive income (loss) before reclassifications	(24)	—	29	5
Amounts reclassified from AOCI		—	(32)	(32)
Net current period other comprehensive income (loss)	(24)	—	(3)	(27)
Other	5	(5)	—	—
Balance as of June 30, 2024	$38	$(10)	$31	$59

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive income (loss) before reclassifications	24	—	30	54
Amounts reclassified from AOCI	—	—	(28)	(28)
Net current period other comprehensive income (loss)	24	—	2	26
Balance as of June 30, 2023	$(109)	$(18)	$90	$(37)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Reclassifications Out of AOCI

	For the three months ended June 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(22)	$(22)
Total before tax	$—	$—	$(22)	$(22)
Tax expense				5
Total reclassifications, net of tax				$(17)

	For the three months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(21)	$(21)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				5
Total reclassifications, net of tax				$(16)

	For the six months ended June 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(43)	$(43)
Total before tax	$—	$—	$(43)	$(43)
Tax expense				11
Total reclassifications, net of tax				$(32)

	For the six months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(36)	$(36)
Total before tax	$—	$—	$(36)	$(36)
Tax expense				8
Total reclassifications, net of tax				$(28)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other income (expense), net are summarized as follows:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Other income (expense), net
Interest income	$2	$—	$4	$—
Foreign currency fluctuations and foreign exchange contracts	(2)	(1)	(5)	(4)
Employee benefit plans	6	2	11	5
Bank-related fees	(6)	—	(8)	—
Other, net	4	—	5	—
Total other income (expense), net	$4	$1	$7	$1
The components of Accounts receivable, net are summarized as follows:

In millions	June 30, 2024	December 31, 2023
Accounts receivable
Trade	$599	$638
Other	126	87
Accounts receivable, gross	725	725
Less: allowance for credit losses	(18)	(14)
Total accounts receivable, net	$707	$711
The components of Inventories are summarized as follows:

In millions	June 30, 2024	December 31, 2023
Work in process and raw materials	$52	$55
Finished goods	83	72
Service parts	194	206
Total inventories	$329	$333

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Consolidated Statements of Operations by comparing the results for the three and six months ended June 30, 2024 to the results for the three and six months ended June 30, 2023.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2024.

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
SPIN-OFF FROM NCR
On October 16, 2023, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), completed a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). Concurrent with the Spin-off, the Company became a stand-alone publicly-traded company and its financial statements are now presented on a consolidated basis. Prior to the Separation, the Company’s historical combined financial statements were prepared on a stand-alone basis and were derived from NCR’s consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
In connection with the Spin-off, we entered into a Separation and Distribution Agreement and various other agreements with Voyix. These agreements provide a framework for our relationship with Voyix and govern various interim and ongoing relationships between Atleos and Voyix. These agreements with Voyix are described in the section of the Information Statement titled “Certain Relationships and Related Transactions-Agreements with NCR.” Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, manufacturing services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements. On August 6, 2024, Voyix announced its intention to move the manufacturing services to another party and to further reduce the maintenance services that are being performed under the Commercial Agreements.
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

Cybersecurity Risk Management
Similar to most companies, Atleos and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. Atleos maintains cybersecurity risk management policies and procedures, which it regularly evaluates for updates, for handling and responding to cybersecurity events. For additional information on our cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity,” in the Company’s 2023 Annual Report on Form 10-K.
As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1A. Risk Factors—Data protection, cybersecurity and data privacy issues could adversely impact our business” in the Company’s 2023 Annual Report on Form 10-K.
Impacts from Geopolitical and Macroeconomic Challenges
We continue to be exposed to macroeconomic pressures such as higher interest rates, increased logistics costs, and foreign currency fluctuations as a result of geopolitical challenges, including those due to various conflicts in and around the Red Sea. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts to the business. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.
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
We expect that these factors may continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of these geopolitical and macroeconomic pressures and any governmental and public actions taken in response. We continue to evaluate the long-term impact that these may have on our business model, however, there can be no assurance that the measures we have taken or will take will completely offset the negative impact.
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
Recurring revenue as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue(1)	$793	$730	73.4%	70.2%	9%
All other products and services	288	310	26.6%	29.8%	(7)%
Total Revenue	$1,081	$1,040	100.0%	100.0%	4%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue (1)	$1,556	$1,440	73.0%	71.1%	8%
All other products and services	575	586	27.0%	28.9%	(2)%
Total Revenue	$2,131	$2,026	100.0%	100.0%	5%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income (loss) attributable to Atleos and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) attributable to Atleos	$29	$53	2.7%	5.1%	(45)%
Adjusted EBITDA(2)	$193	$198	17.9%	19.0%	(3)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) attributable to Atleos	$21	$89	1.0%	4.4%	(76)%
Adjusted EBITDA (2)	$355	$344	16.7%	17.0%	3%
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

Adjusted gross margin as a percentage of revenue (non-GAAP), Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) and Adjusted research and development expenses as a percentage of revenue (non-GAAP). Atleos’ Adjusted gross margin rate (non-GAAP), Adjusted selling, general and administrative expenses as a percent of revenue (non-GAAP) and Adjusted research and development expenses as a percent of revenue (non-GAAP) are determined by excluding, as applicable: acquisition-related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; stock-based compensation expense; transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); and other special (expense) income items from Atleos’ GAAP gross margin, selling, general and administrative expenses, and research and development expenses, respectively. Due to the nature of these special items, Atleos’ management uses these non-GAAP measures to evaluate year-over-year operating performance. Atleos believes these measures are useful for investors because they may provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
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

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Net income (loss) attributable to Atleos (GAAP)	$29	$53	$21	$89
Interest expense, net (1)	79	5	158	9
Interest income	(2)	—	(4)	—
Income tax expense	4	23	8	48
Depreciation and amortization expense	43	35	87	70
Acquisition-related amortization of intangibles	23	25	48	50
Stock-based compensation expense	9	19	19	33
Separation costs	6	33	15	40
Acquisition-related costs	(4)	—	(4)	—
Transformation and restructuring	6	5	7	5
Adjusted EBITDA (non-GAAP)	$193	$198	$355	$344
(1) Includes Related party interest expense, net, as presented in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.
Reconciliation of Gross Margin Rate (Gross Margin as a Percentage of Revenue) (GAAP) to Adjusted Gross Margin Rate (Adjusted Gross Margin as a Percentage of Revenue) (Non-GAAP)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Gross Margin Rate (GAAP)	23.4%	23.8%	22.2%	23.1%
Plus: Special Items
Acquisition-related amortization of intangibles	1.7%	1.4%	2.0%	1.5%
Stock-based compensation expense	0.1%	0.8%	0.1%	0.6%
Transformation and restructuring	0.3%	—%	0.1%	—%
Adjusted Gross Margin Rate (Non-GAAP)	25.5%	26.0%	24.4%	25.2%
Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
SG&A as a percentage of revenue (GAAP)	12.2%	14.3%	12.4%	14.1%
Plus: Special Items
Acquisition-related amortization of intangibles	(0.4)%	(1.0)%	(0.3)%	(1.0)%
Stock-based compensation expense	(0.6)%	(0.9)%	(0.8)%	(0.8)%
Separation costs	(0.6)%	(3.1)%	(0.7)%	(2.0)%
Transformation and restructuring	(0.2)%	(0.5)%	(0.1)%	(0.3)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	10.4%	8.8%	10.5%	10.0%

Reconciliation of Research and Development Expenses (“R&D”) as a Percentage of Revenue (GAAP) to Adjusted R&D as a Percentage of Revenue (Non-GAAP)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
R&D as a percentage of revenue (GAAP)	1.3%	1.8%	1.5%	1.8%
Plus: Special Items
Stock-based compensation expense	(0.1)%	(0.2)%	(0.1)%	(0.1)%
Transformation and restructuring	(0.1)%	—%	—%	—%
Adjusted R&D as a percentage of revenue (Non-GAAP)	1.1%	1.6%	1.4%	1.7%
Other performance metrics

	June 30
	2024	2023
ATM as a Service units	22,077	18,007

Consolidated Results
The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$247	$262	22.8%	25.2%	(6)%
Service revenue	834	778	77.2%	74.8%	7%
Total revenue	1,081	1,040	100.0%	100.0%	4%
Product gross margin	37	47	15.0%	17.9%	(21)%
Service gross margin	216	200	25.9%	25.7%	8%
Total gross margin	253	247	23.4%	23.8%	2%
Selling, general and administrative expenses	132	149	12.2%	14.3%	(11)%
Research and development expenses	14	19	1.3%	1.8%	(26)%
Income from operations	107	79	9.9%	7.6%	35%
Interest expense	(79)	—	(7.3)%	—%	100%
Related party interest expense, net	—	(5)	—%	(0.5)%	(100)%
Other (expense) income, net	4	1	0.4%	0.1%	n/m
Income (loss) before income taxes	32	75	3.0%	7.2%	(57)%
Income tax expense	4	23	0.4%	2.2%	(83)%
Net income (loss)	$28	$52	2.6%	5.0%	(46)%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$487	$496	22.9%	24.5%	(2)%
Service revenue	1,644	1,530	77.1%	75.5%	7%
Total revenue	2,131	2,026	100.0%	100.0%	5%
Product gross margin	65	86	13.3%	17.3%	(24)%
Service gross margin	409	381	24.9%	24.9%	7%
Total gross margin	474	467	22.2%	23.1%	1%
Selling, general and administrative expenses	264	285	12.4%	14.1%	(7)%
Research and development expenses	31	37	1.5%	1.8%	(16)%
Income from operations	179	145	8.4%	7.2%	23%
Interest expense	(158)	—	(7.4)%	—%	100%
Related party interest expense, net	—	(9)	—%	(0.4)%	(100)%
Other (expense) income, net	7	1	0.3%	—%	n/m
Income (loss) before income taxes	28	137	1.3%	6.8%	(80)%
Income tax expense	8	48	0.4%	2.4%	(83)%
Net income (loss)	$20	$89	0.9%	4.4%	(78)%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.
Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$247	$262	22.8%	25.2%	(6)%
Service revenue	834	778	77.2%	74.8%	7%
Total revenue	$1,081	$1,040	100.0%	100.0%	4%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$487	$496	22.9%	24.5%	(2)%
Service revenue	1,644	1,530	77.1%	75.5%	7%
Total revenue	$2,131	$2,026	100.0%	100.0%	5%
Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.
For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Revenue results in the first half of 2024 were negatively impacted by the delayed transfer of seven legal entities to Atleos following our separation from Voyix, due to local processes of setting up Atleos legal entities. Prior to the Separation, the operating results of each of these entities were included within Atleos’ results under carve-out methodology as all entities were dedicated to the Atleos business. Of these seven entities, three transferred during the first quarter of 2024 and two entities transferred in the second quarter of 2024. The remaining two entities are expected to transfer in the second half of 2024. We estimate the delayed transfer of these entities resulted in an approximately $6 million and $19 million decline in revenue for the three and six months ended 2024 compared to the prior year period.

Total revenue increased 4% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by the growth of recurring service revenue streams in our core business as well as revenues recognized pursuant to our commercial agreements with Voyix.
Product revenue for the three months ended June 30, 2024 decreased 6% compared to the three months ended June 30, 2023, due to declines in non-core commerce-related revenue of approximately $11 million related to the wind down of that business, ATM and other hardware revenue of approximately $14 million and Bitcoin-related revenues of approximately $7 million, partially offset by approximately $13 million of product revenues earned under the commercial agreements with Voyix. The decline in ATM hardware revenue is partially due to the shift in the business from one-time hardware sales to recurring ATM as a Service subscriptions as well as a $2 million reduction due to the delayed legal entities described above. The decline in Bitcoin-related revenue is due to a decrease in transaction volumes.
Services revenue for the three months ended June 30, 2024 increased 7% compared to the prior year period, driven primarily by 8% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $23 million of transaction processing services revenue, $11 million in hardware maintenance and installation revenue, $10 million in ATM as a Service revenue as well as $13 million in other software-related revenues. The increase in transaction processing services was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATM as a Service revenue was due to the continued growth in our ATM as a Service offering, whereby we own the ATMs and charge per ATM for the service. The increase in hardware maintenance and installation was primarily due to an increase in the core business of approximately $7 million and approximately $5 million earned under the commercial agreements with Voyix. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $3 million and $1 million, respectively.
Total revenue increased 5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the growth of recurring service revenue streams in our core business as well as revenues recognized pursuant to our commercial agreements with Voyix.
Product revenue for the six months ended June 30, 2024 decreased 2% compared to the six months ended June 30, 2023, due to declines in non-core commerce related revenues of approximately $21 million related to the wind down of that business, ATM and other hardware revenue of approximately $18 million and Bitcoin-related revenues of approximately $10 million, partially offset by approximately $38 million of product revenues earned under the commercial agreements with Voyix. The decline in ATM hardware revenue is partially due to the shift in the business from one-time hardware sales to recurring ATM as a Service subscriptions as well as a $4 million reduction due to the delayed legal entities described above. The decline in Bitcoin-related revenue is due to a decrease in transaction volumes.
Services revenue for the six months ended June 30, 2024 increased 7% compared to the prior year period, driven primarily by 7% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $32 million of transaction processing services revenue, $37 million in hardware maintenance and installation revenue, $22 million in ATM as a Service revenue as well as $22 million in other software-related revenues. The significant increase in transaction processing services was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATM as a Service revenue was due to the continued growth in our ATM as a Service offering, whereby we own the ATMs and charge per ATM for the service. The increase in hardware maintenance and installation was primarily due to an increase in the core business of approximately $13 million and approximately $24 million earned under the commercial agreements with Voyix. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $9 million and $5 million, respectively.
Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$37	$47	15.0%	17.9%	(21)%
Service gross margin	216	200	25.9%	25.7%	8%
Total gross margin	$253	$247	23.4%	23.8%	2%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Gross margin as a percentage of revenue for the three months ended June 30, 2024 was 23.4% compared to 23.8% for the three months ended June 30, 2023. Gross margin for the three months ended June 30, 2024 included $19 million of amortization of acquisition-related intangible assets, $3 million of transformation and restructuring costs and $1 million of stock-based compensation expense. Gross margin for the three months ended June 30, 2023 included $15 million of amortization of acquisition-related intangible assets and $8 million of stock-based compensation expense. Excluding these items, adjusted gross margin as a percentage of revenue (non-GAAP) decreased from 26.0% to 25.5% due to the impact of lower margins recognized on services provided under the commercial agreements with Voyix. Our services gross margin was also impacted by increased interest rates driving $2 million of higher rental cost on our vault cash agreements as well as incremental labor costs.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$65	$86	13.3%	17.3%	(24)%
Service gross margin	409	381	24.9%	24.9%	7%
Total gross margin	$474	$467	22.2%	23.1%	1%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Gross margin as a percentage of revenue in the six months ended June 30, 2024 was 22.2% compared to 23.1% in the six months ended June 30, 2023. Gross margin in the six months ended June 30, 2024 included $41 million of amortization of acquisition-related intangible assets, $3 million of transformation and restructuring costs and $2 million of stock-based compensation expense. Gross margin for the six months ended June 30, 2023 included $30 million of amortization of acquisition-related intangible assets and $13 million of stock-based compensation expense. Excluding these items, adjusted gross margin as a percentage of revenue (non-GAAP) decreased from 25.2% to 24.4% due to the impact of lower margins recognized on services provided under the commercial agreements with Voyix. Our services gross margin for the core business was also impacted by increased interest rates driving $4 million of higher rental costs on our vault cash agreements.
Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Selling, general and administrative expenses	$132	$149	12.2%	14.3%	(11)%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Selling, general, and administrative expenses were $132 million in the three months ended June 30, 2024, compared to $149 million in the three months ended June 30, 2023. As a percentage of revenue, selling, general and administrative expenses were 12.2% in the three months ended June 30, 2024 compared to 14.3% in the three months ended June 30, 2023. In the three months ended June 30, 2024, selling, general and administrative expenses included $4 million of amortization of acquisition-related intangible assets, $2 million of transformation and restructuring costs, $7 million of stock-based compensation expense, $6 million of separation-related costs and $1 million of acquisition-related costs. In the three months ended June 30, 2023, selling, general and administrative expenses included $10 million of amortization of acquisition-related intangible assets, $5 million of transformation and restructuring costs, $9 million of stock-based compensation expense and $33 million of separation-related costs. Excluding these items, adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) increased from 8.8% to 10.4% due to lower costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the second quarter of 2024 which include separation cost dis-synergies and higher employee-benefit related costs.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Selling, general and administrative expenses	$264	$285	12.4%	14.1%	(7)%
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Selling, general, and administrative expenses were $264 million in the six months ended June 30, 2024, compared to $285 million in the six months ended June 30, 2023. As a percentage of revenue, selling, general and administrative expenses were 12.4% in the six months ended June 30, 2024 compared to 14.1% in the six months ended June 30, 2023. In the six months ended June 30, 2024, selling, general and administrative expenses included $7 million of amortization of acquisition-related intangible assets, $3 million of transformation and restructuring costs, $16 million of stock-based compensation expense, $14 million of separation-related costs and $1 million of acquisition-related costs. In the six months ended June 30, 2023, selling, general and administrative expenses included $5 million of transformation and restructuring costs, $20 million of amortization of acquisition-related intangible assets, $17 million of stock-based compensation expense, and $40 million of separation costs. Excluding these items, adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) slightly increased from 10.0% to 10.5% due to lower costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the first half of 2024 which include separation cost dis-synergies.
Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$14	$19	1.3%	1.8%	(26)%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Research and development expenses were $14 million in the three months ended June 30, 2024, compared to $19 million in the three months ended June 30, 2023. As a percentage of revenue, research and development costs were 1.3% and 1.8% in the three months ended June 30, 2024 and 2023, respectively. In the three months ended June 30, 2024, research and development costs included $1 million of transformation and restructuring costs and $1 million of stock-based compensation expense. In the three months ended June 30, 2023, research and development costs included $2 million of stock-based compensation expense. Excluding these items, adjusted research and development expenses as a percentage of revenue (non-GAAP) decreased from 1.6% to 1.1% due to higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the second quarter of 2024.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$31	$37	1.5%	1.8%	(16)%
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Research and development expenses were $31 million in the six months ended June 30, 2024, compared to $37 million in the six months ended June 30, 2023. As a percentage of revenue, research and development costs were 1.5% and 1.8% in the six months ended June 30, 2024 and 2023, respectively. In the six months ended June 30, 2024, research and development costs included $1 million of transformation and restructuring costs and $1 million stock-based compensation expense. In the six months ended June 30, 2023, research and development expenses included $3 million of stock-based compensation expense. Excluding these items, adjusted research and development expenses as a percentage of revenue (non-GAAP) decreased from 1.7% to 1.4% due to higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in 2024.

Interest Expense and Related Party Interest Expense, Net

	Three months ended June 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$79	$—	n/m
Related party interest expense, net	$—	$5	n/m
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Interest expense was $79 million in the three months ended June 30, 2024. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility entered into on September 27, 2023. The Company had no external interest expense in the three months ended June 30, 2023. Refer to Note 4, “Debt Obligations”, for further details regarding the issuance of debt.
Related party interest expense, net was $5 million in the three months ended June 30, 2023. Related party interest expense, net is primarily related to certain related party borrowings during the prior year period.

	Six months ended June 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$158	$—	n/m
Related party interest expense, net	$—	$9	n/m
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Interest expense was $158 million in the six months ended June 30, 2024. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility entered into on September 27, 2023. The Company had no external interest expense in the six months ended June 30, 2023. Refer to Note 4, “Debt Obligations”, for further details regarding the issuance of debt.
Related party interest expense, net was $9 million in the six months ended June 30, 2023. Related party interest expense, net is primarily related to certain related party borrowings during the prior year period.
Other (Expense) Income, net
Other (expense) income, net was income of $4 million and $1 million in the three months ended June 30, 2024 and 2023, respectively, and income of $7 million and $1 million in the six months ended June 30, 2024 and 2023, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Other (expense) income, net
Interest Income	$2	$—	$4	$—
Foreign currency fluctuations and foreign exchange contracts	(2)	(1)	(5)	(4)
Employee benefit plans	6	2	11	5
Bank-related fees	(6)	—	(8)	—
Other, net	4	—	5	—
Total other (expense) income, net	$4	$1	$7	$1

Income Taxes

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Income tax expense	$4	$23	$8	$48
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Income tax expense was $4 million for the three months ended June 30, 2024 compared to $23 million for the three months ended June 30, 2023. The change was primarily driven by lower income before taxes and discrete tax benefits realized in the three months ended June 30, 2024, compared to the prior year. For the three months ended June 30, 2024, the Company recognized a $9 million benefit related to provision to return adjustments. For the three months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Income tax expense was $8 million for the six months ended June 30, 2024 compared to income tax expense of $48 million for the six months ended June 30, 2023. The change was primarily driven by lower income before taxes and discrete tax benefits realized in the six months ended June 30, 2024, compared to the prior year. For the six months ended June 30, 2024, the Company recognized an $11 million benefit related to provision to return adjustments. For the six months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey.

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
The Company is subject to numerous federal, state and foreign tax audits. While certain reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2024 or future periods.
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

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Self-Service Banking	$673	$654	62.3%	62.9%	3%
Network	326	309	30.1%	29.7%	6%
T&T	51	49	4.7%	4.7%	4%
Total segment revenue	1,050	1,012	97.1%	97.3%	4%
Other (2)	31	28	2.9%	2.7%	11%
Consolidated revenue	$1,081	$1,040	100.0%	100.0%	4%

Adjusted EBITDA by Segment
Self-Service Banking	$158	$173	23.5%	26.5%	(9)%
Network	$101	$91	31.0%	29.4%	11%
T&T	$8	$6	15.7%	12.2%	33%

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

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Self-Service Banking	$1,301	$1,260	61.1%	62.2%	3%
Network	636	609	29.8%	30.1%	4%
T&T	102	99	4.8%	4.8%	3%
Total segment revenue	2,039	1,968	95.7%	97.1%	4%
Other (2)	92	58	4.3%	2.9%	59%
Consolidated revenue	$2,131	$2,026	100.0%	100.0%	5%

Adjusted EBITDA by Segment
Self-Service Banking	$292	$312	22.4%	24.8%	(6)%
Network	$187	$166	29.4%	27.3%	13%
T&T	$18	$16	17.6%	16.2%	13%

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

Segment Revenue
For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Self-Service Banking revenue increased 3% and 3% for the three and six months ended June 30, 2024, respectively, compared to the prior year period. For the three and six months ended June 30, 2024, ATM as a Service revenue increased approximately $10 million and $22 million, software-related revenue increased approximately $18 million and $27 million, hardware maintenance and installation revenue increased $7 million and $13 million and ATM hardware revenue decreased $17 million and $21 million, respectively, compared to the prior year period. Revenue results for the period were primarily due to the shift from non-recurring revenues to recurring ATM as a Service arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. Included in the results described above, the delayed transfer of legal entities drove a reduction of approximately $6 million and $19 million for the three and six months ended June 30, 2024, respectively, compared to the prior year period. Software and services revenue as a percent of total Self-Service Banking segment revenue were 72% and 73% in the three and six months ended June 30, 2024, respectively, compared to 69% and 70% in the prior period.
Network revenue increased 6% and 4% for the three and six months ended June 30, 2024, respectively, compared to the prior year period. For the three and six months ended June 30, 2024, the increase in revenue was due to approximately $23 million and $32 million increases, respectively, in transaction processing services revenue driven by an increase in higher value ATM transactions, and $1 million and $4 million increases, respectively, in other software-related revenue, partially offset by decreases in Bitcoin-related revenue of approximately $7 million and $10 million, respectively, due to decreases in transaction volumes.
T&T revenue increased 4% and 3% for the three and six months ended June 30, 2024, respectively, compared to the prior year period. The increase for the three and six months ended June 30, 2024 was primarily due to one-time hardware sales.
Segment Adjusted EBITDA
For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Self-Service Banking Adjusted EBITDA decreased 9% and 6% for the three and six months ended June 30, 2024, respectively, compared to the prior year period due to separation dis-synergies, higher labor and employee benefit-related costs, and the impact of one-time hardware sales shifting to ATM as a Service arrangements that are amortized over the contract period, partially offset by the higher margin recurring revenue stream growth.
Network Adjusted EBITDA increased 11% and 13% for the three and six months ended June 30, 2024, respectively, compared to the prior year period due to increases in withdrawal transaction volumes, the mix of higher margin transaction revenue, and cost optimization initiatives. These improvements were partially offset by higher interest rates on our vault cash agreements driving additional cost of $2 million and $4 million, respectively, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.
T&T Adjusted EBITDA increased 33% and 13% for the three and six months ended June 30, 2024, respectively, compared to the prior year period driven by increases in revenue.
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
Summarized cash flow information for the six months ended June 30, is as follows:

	Six months ended June 30
In millions	2024	2023
Net cash provided by operating activities	$157	$200
Net cash used in investing activities	$(71)	$(15)
Net cash used in financing activities	$(30)	$(130)
Cash provided by operating activities was $157 million in the six months ended June 30, 2024 compared to cash provided by operating activities of $200 million in the six months ended June 30, 2023. The decrease in cash provided by operating activities of $43 million in the six months ended June 30, 2024 was primarily driven by a decline in net income of $69 million partially offset by the favorable movement in net working capital accounts of $16 million and an increase in non-cash charges of $10 million.
Investing activities in the six months ended June 30, 2024 primarily include capital expenditures for property, plant and equipment of $47 million and additions to capitalized software of $15 million. Investing activities in the six months ended June 30, 2023 primarily include capital expenditures for property, plant and equipment of $22 million and additions to capitalized software of $15 million. Other investing activities primarily include business acquisitions, divestitures and investments, which were not significant in the six months ended June 30, 2024 and 2023.
Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities for the six months ended June 30, 2024 also included tax withholding payments on behalf of employees for stock based awards that vested of $13 million. Prior to the Spin-off, financing activities also include short-term borrowings with, and transfers to and from, NCR, consisting of, among other things, cash transfers and changes in receivables and payables and other transactions between Atleos and NCR. See Note 10, “Related Parties”, in the Notes to Condensed Consolidated Financial Statements for further discussion on transactions with NCR.
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted for the six months ended June 30:

	Six months ended June 30
In millions	2024	2023
Net cash provided by operating activities (GAAP)	$157	$200
Capital expenditures for property, plant and equipment	(47)	(22)
Additions to capitalized software	(15)	(15)
Change in restricted cash settlement activity	(11)	(22)
Pension contributions	1	2
Adjusted free cash flow-unrestricted (non-GAAP)	$85	$143
Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,585 million, of which $1,548 million was outstanding as of June 30, 2024. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $500 million, of which $176 million was outstanding as of June 30, 2024. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of June 30, 2024, there were $26 million letters of credit outstanding.
As of June 30, 2024, we had outstanding $1,350 million in aggregate principal balance of 9.500% senior secured notes due in 2029.

See Note 4, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on our debt transactions.
Employee Benefit Plans In 2024, we expect to make contributions of $3 million to our international pension plans, $18 million to our postemployment plan, and $2 million to our postretirement plans. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at June 30, 2024 and December 31, 2023 were $287 million and $285 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Summary As of June 30, 2024, our cash and cash equivalents totaled $374 million and our total debt was $3,082 million. Our borrowing capacity under our senior secured credit facility was $298 million at June 30, 2024.
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
Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond June 30, 2025) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
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
•Governance: actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; and

•Separation: the failure of Atleos to achieve some or all of the expected strategic benefits, synergies or opportunities expected from the spin-off; that Atleos may incur material costs and expenses as a result of the spin-off; that Atleos has limited history operating as an independent, publicly-traded company, and Atleos’ historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of its future results; Atleos’ obligation to indemnify NCR pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk NCR may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of NCR following the spin-off if NCR were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that Atleos may receive worse commercial terms from third-parties for services it presently receives from NCR; that after the spin-off, certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR; potential difficulties in maintaining relationships with key personnel; that Atleos will not be able to rely on the earnings, assets or cash flow of NCR and NCR will not provide funds to finance Atleos’ working capital or other cash requirements.

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
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $4 million as of June 30, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $6 million as of June 30, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 44% of our borrowings were on a fixed rate basis as of June 30, 2024. The increase in pre-tax interest expense for the three and six months ended June 30, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $5 million and $9 million, respectively. As of June 30, 2024, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.
As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended June 30, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2024.
We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2024.

Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2024, we did not have any significant concentration of credit risk related to financial instruments.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of June 30, 2024, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company occasionally purchases vested restricted stock units or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2024, approximately 43,000 shares of vested restricted stock units were purchased at an average price of $17.89 per share of common stock.
The Company’s repurchase of its common stock has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and is further subject to the discretion of Atleos’ Board of Directors.
Item 5.    OTHER INFORMATION
For the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

10.1 &*	First Amendment to the NCR Atleos Corporation Employee Stock Purchase Plan entered into as of May 31, 2024 by NCR Atleos Corporation.

10.2 *	Separation Agreement, dated July 15, 2024, between the Company and LaShawne Meriwether (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on July 16, 2024).

31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023; (ii) our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023; (iii) our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023; (iv) our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023; (v) our condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023; and (vi) the notes to our condensed consolidated financial statements.

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

NCR ATLEOS CORPORATION

Date:	August 14, 2024	By:	/s/ Paul J. Campbell
Paul J. Campbell Executive Vice President and Chief Financial Officer