Form 10-Q
period 2024-09-30
NCR Atleos Corp
filed 2024-11-12
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of November 5, 2024, there were 72,487,658 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Product revenue	$235	$252	$722	$748
Service revenue	843	815	2,487	2,345
Total revenue	1,078	1,067	3,209	3,093
Cost of products	201	209	623	619
Cost of services	615	590	1,850	1,739
Selling, general and administrative expenses	127	160	391	445
Research and development expenses	16	17	47	54
Total operating expenses	959	976	2,911	2,857
Income from operations	119	91	298	236
Interest expense	(79)	(2)	(237)	(2)
Related party interest expense, net	—	(4)	—	(13)
Other income (expense), net	(3)	5	4	6
Income before income taxes	37	90	65	227
Income tax expense	14	147	22	195
Net income (loss)	23	(57)	43	32
Net income (loss) attributable to noncontrolling interests	(1)	1	(2)	1
Net income (loss) attributable to Atleos	$24	$(58)	$45	$31
Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$0.33	$(0.82)	$0.63	$0.44
Diluted	$0.32	$(0.82)	$0.61	$0.44
Weighted average common shares outstanding
Basic	72.3	70.6	72.0	70.6
Diluted	74.5	70.6	73.7	70.6
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net income (loss)	$23	$(57)	$43	$32
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	35	7	10	31
Derivatives
Unrealized gain (loss) on derivatives	(51)	10	(13)	48
(Gain) loss on derivatives recognized during the period	(21)	(21)	(64)	(57)
Less income tax	17	2	19	2
Other comprehensive income (loss)	(20)	(2)	(48)	24
Total comprehensive income (loss)	3	(59)	(5)	56
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	(1)	1	(2)	1
Currency translation adjustments	(2)	—	(3)	—
Amounts attributable to noncontrolling interests	(3)	1	(5)	1
Comprehensive income (loss) attributable to Atleos common stockholders	$6	$(60)	$—	$55
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$395	$339
Accounts receivable, net of allowances of $20 and $14 as of September 30, 2024 and December 31, 2023, respectively	623	711
Inventories	351	333
Restricted cash	279	238
Other current assets	283	254
Total current assets	1,931	1,875
Property, plant and equipment, net	457	468
Goodwill	1,954	1,952
Intangibles, net	583	635
Operating lease right of use assets	135	144
Prepaid pension cost	238	219
Deferred income tax assets	285	254
Other assets	165	169
Total assets	$5,748	$5,716
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$88	$76
Accounts payable	545	500
Payroll and benefits liabilities	152	149
Contract liabilities	304	325
Settlement liabilities	263	218
Other current liabilities	447	486
Total current liabilities	1,799	1,754
Long-term borrowings	2,906	2,938
Pension and indemnity plan liabilities	389	389
Postretirement and postemployment benefits liabilities	56	60
Income tax accruals	38	36
Operating lease liabilities	102	109
Deferred income tax liabilities	34	34
Other liabilities	162	141
Total liabilities	5,486	5,461
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 72.4 and 70.9 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Paid-in Capital	31	12
Retained earnings	191	153
Accumulated other comprehensive income	41	86
Total Atleos stockholders’ equity	264	252
Noncontrolling interests in subsidiaries	(2)	3
Total Stockholders’ equity	262	255
Total liabilities and stockholders’ equity	$5,748	$5,716
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2024	2023
Operating activities
Net income	$43	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	104	90
Amortization expense	114	93
Stock-based compensation expense	28	45
Deferred income taxes	(9)	93
Loss (gain) on disposal of property plant and equipment	5	—
Bargain purchase gain from acquisition	(5)	—
Loss (earnings) from Equity Investments	2	—
Changes in assets and liabilities:
Receivables	79	39
Related party receivables and payables	—	(22)
Inventories	(77)	(35)
Settlement assets	1	(8)
Current payables and accrued expenses	77	25
Contract liabilities	(24)	—
Employee benefit plans	(23)	(13)
Other assets and liabilities	(51)	8
Net cash provided by operating activities	$264	$347
Investing activities
Expenditures for property, plant and equipment	$(69)	$(70)
Additions to capitalized software	(26)	(15)
Purchase of investments	(1)	(10)
Amounts advanced for related party notes receivable	—	(217)
Repayments received from related party notes receivable	—	44
Purchase of intellectual property	(13)	—
Other investing activities, net	(1)	(1)
Net cash used in investing activities	$(110)	$(269)
Financing activities
Proceeds from related party borrowings	$—	$159
Payments on related party borrowings	—	(314)
Proceeds from issuance of senior secured notes	—	1,333
Proceeds from borrowings on term credit facilities	—	726
Payments on term credit facilities	(55)	—
Borrowings on revolving credit facilities	919	—
Payments on revolving credit facilities	(894)	—
Payments on other financing arrangements	(2)	—
Proceeds from employee stock plans	3	—
Net transfers (to) from NCR Corporation	—	226
Tax withholding payments on behalf of employees	(14)	—
Payments on acquisition holdback	(5)	—
Principal payments for finance lease obligations	(1)	(1)
Net cash (used in) provided by financing activities	$(49)	$2,129
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	24
Increase (decrease) in cash, cash equivalents, and restricted cash	98	2,231
Cash, cash equivalents, and restricted cash at beginning of period	586	499
Cash, cash equivalents, and restricted cash at end of period	$684	$2,730
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2023	71	$1	$12	$153	$86	$3	$255
Comprehensive income (loss):
Net income (loss)	—	—	—	(8)	—	—	(8)
Other comprehensive income (loss)	—	—	—	—	17	1	18
Total comprehensive income (loss)	—	—	—	(8)	17	1	10
Stock compensation plans	1	—	2	—	—	—	2
March 31, 2024	72	$1	$14	$145	$103	$4	$267
Comprehensive income (loss):
Net income (loss)	—	—	—	29	—	(1)	28
Other comprehensive income (loss)	—	—	—	—	(44)	(2)	(46)
Total comprehensive income (loss)	—	—	—	29	(44)	(3)	(18)
Net transfers from Voyix	—	—	—	(7)	—	—	(7)
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2024	72	$1	$23	$167	$59	$1	$251
Comprehensive income (loss):
Net income (loss)	—	—	—	24	—	(1)	23
Other comprehensive income (loss)	—	—	—	—	(18)	(2)	(20)
Total comprehensive income (loss)	—	—	—	24	(18)	(3)	3
Stock compensation plans	—	—	8	—	$—	—	8
September 30, 2024	72	$1	$31	$191	$41	$(2)	$262

In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Net Investment from NCR Corporation	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2022	—	$—	$—	$—	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income (loss)	—	—	—	—	36	—	1	37
Other comprehensive income (loss)	—	—	—	—	—	8	(1)	7
Total comprehensive income (loss)	—	—	—	—	36	8	—	44
Net transfers to NCR Corporation	—	—	—	—	(52)	—	—	(52)
March 31, 2023	—	$—	$—	$—	$3,310	$(55)	$(1)	$3,254
Comprehensive income (loss):
Net income (loss)	—	—	—	—	53	—	(1)	52
Other comprehensive income (loss)	—	—	—	—	—	18	1	19
Total comprehensive income (loss)	—	—	—	—	53	18	—	71
Net transfers to NCR Corporation	—	—	—	—	(4)	—	—	(4)
June 30, 2023	—	$—	$—	$—	$3,359	$(37)	$(1)	$3,321
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(58)	—	1	(57)
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	—	(58)	(2)	1	(59)
Net transfers from NCR Corporation	—	—	—	—	327	1	—	328
September 30, 2023	—	$—	$—	$—	$3,628	$(38)	$—	$3,590
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
On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly-traded companies, whereby NCR would execute a spin-off to NCR stockholders of its self-service banking, network, and telecommunications and technology businesses, (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023 pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”). The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s stockholders of record at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”).
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
Prior to the Separation, Atleos was wholly owned by NCR; consequently, stand-alone financial statements had not historically been prepared. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 have been derived from NCR’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from NCR. The Condensed Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company has historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to the Company. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a stand-alone basis for the periods presented.
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
Amended Credit Agreement
On October 17, 2024, Atleos entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of September 27, 2023, by and among the Company, certain subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Administrative Agent”) (the “Credit Agreement” and, as amended by the First Amendment, the “Amended Credit Agreement”). The First Amendment provides for (a) an increase in the aggregate principal amount of the revolving credit commitments equal to $100 million such that the aggregate amount of the revolving credit commitments after giving effect to this First Amendment will be $600 million (“Revolving Credit Loans”) and (b) a new class of incremental term loan commitments (the “Term A-2 Commitments” and, the loans made pursuant thereto, the “Term A-2 Loans”) to be established in an aggregate principal amount equal to $300 million.
The proceeds of the Term A-2 Loans were used to, among other things, (i) prepay a portion of the Term Loan B Facility outstanding under the Credit Agreement immediately prior to the effectiveness of this Amended Credit Agreement (the “Existing Term B Loans”), (ii) to pay the call premium, fees, costs and expenses related to the foregoing transactions, and (iii) for general corporate purposes. Immediately following the prepayment described in clause (i) above, the Existing Term B Loans were refinanced and replaced in their entirety with a new tranche of term loans under the Credit Agreement in an aggregate principal amount equal to $445 million (the “New Term B Loans”).
The existing senior secured Term Loan A Facility (the “Term A-1 Loans”), the Term A-2 Loans and the Revolving Credit Loans will bear interest based on the secured overnight financing rate (“SOFR”) (or an alternative reference rate for amounts denominated in a currency other than U.S. Dollars), or, at the Company’s option, in the case of amounts denominated in U.S. Dollars, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “prime rate” and (c) the one-month SOFR rate plus 1.00%,

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
and (d) 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 2.00% to 3.00% per annum for SOFR-based Term A-1 Loans, Term A-2 Loans and Revolving Credit Loans and ranging from 1.00% to 2.00% per annum for Base Rate-based Term A-1 Loans, Term A-2 Loans and Revolving Credit Loans, in each case, depending on the Company’s consolidated leverage ratio.
The New Term B Loans will bear interest at SOFR or, at the Company’s option, the Base Rate, plus, as applicable, a margin of 3.75% per annum for SOFR-based Term B Loans and 2.75% for Base Rate-based Term B Loans.
The Term A-2 Loans will mature on October 16, 2028, coterminous with the Revolving Credit Loans and the Term A-1 Loans. The New Term B Loans will mature on April 16, 2029.

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
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	September 30
		2024	2023
Cash and cash equivalents	Cash and cash equivalents	$395	$423
Short term restricted cash, borrowing escrow (1)	Restricted cash	—	24
Cash included in settlement processing assets	Restricted cash	279	223
Long term restricted cash (2)	Other Assets	10	1
Long term restricted cash, borrowing escrow (1)	Other Assets	—	2,059
Total cash, cash equivalents, and restricted cash		$684	$2,730
(1) As of September 30, 2023, the net proceeds of debt issued in connection with the Spin-off, together with certain other amounts, were held in escrow pending consummation of the Spin-off. The short term and long term proceeds were included in Restricted cash, current and Restricted cash, non current, respectively, in the Condensed Combined Balance Sheet.
(2) As of September 30, 2023, this balance was presented under Restricted cash, non-current in the Condensed Combined Balance Sheet.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Supplemental disclosures of noncash financing activities Total deferred financing fees related to borrowings in the nine months ended September 30, 2023, were $38 million and are included in Other current liabilities as of September 30, 2023 and reflected as a non-cash items in the Condensed Consolidated Statement of Cash Flows. These deferred financing fees were paid in the fourth quarter of 2023.
Contract Assets and Liabilities The following table presents the net contract liability balances as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$304	$325
Non-current portion of contract liabilities	Other liabilities	$26	$29
During the nine months ended September 30, 2024, the Company recognized $238 million in revenue that was included in contract liabilities as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized $257 million in revenue that was included in contract liabilities as of December 31, 2022.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
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
Allowance for Credit Losses on Accounts Receivable The allowance for credit losses as of September 30, 2024 and December 31, 2023 was $20 million and $14 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 was immaterial. The Company recorded immaterial write-offs against the reserve for the three and nine months ended September 30, 2024 and 2023. Additionally, the allowance for credit losses as of September 30, 2024 includes approximately $3 million related to other accounts receivable balances not transferred to Atleos as of December 31, 2023 due to delays in local processes of setting up certain Atleos legal entities. These entities were legally transferred to the Company during the first quarter of 2024. As such, the allowance for credit losses associated with these transferred entities were recorded in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. Prior to the Separation, this amount was included within Atleos’ allowance for credit losses under carve-out methodology.
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

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of September 30, 2024 and December 31, 2023 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2023			September 30, 2024
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,696	$—	$1	$1,697
Self Service Banking(1)	256	—	1	257
Total goodwill	$1,952	$—	$2	$1,954
(1)The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
Based on the annual goodwill impairment test completed during 2023, the Company determined the fair value of all three reporting units was greater than their carrying value. However, as of the date of the previous annual assessment, the Network reporting unit had fair value in excess of carrying value of less than 10%. Accordingly, it was previously disclosed that this reporting unit has a heightened risk of impairment if any assumptions, estimates, or market factors changed in the future. We have considered potential impairment triggering events in the nine months ended September 30, 2024, and did not identify any such matters warranting additional evaluation.

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

	Amortization Period (in Years)	September 30, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Direct customer relationships	1 - 15	$397	$(102)	$392	$(84)
Technology-software	3 - 8	507	(229)	495	(185)
Tradenames	1 - 10	50	(40)	50	(33)
Total identifiable intangible assets		$954	$(371)	$937	$(302)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Amortization expense	$24	$24	$72	$74
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2024	2025	2026	2027	2028
Amortization expense	$25	$93	$86	$77	$74

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
These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker (“CODM”) in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Atleos determines Adjusted EBITDA based on GAAP net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
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

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Revenue by segment
Self-Service Banking	$677	$656	$1,978	$1,916
Network	332	335	968	944
T&T	46	49	148	148
Total segment revenue	1,055	1,040	3,094	3,008
Other (1)	23	27	115	85
Consolidated revenue	$1,078	$1,067	$3,209	$3,093

Adjusted EBITDA by segment
Self-Service Banking	$167	$172	$459	$484
Network	103	113	290	279
T&T	9	10	27	26
Total Segment Adjusted EBITDA	$279	$295	$776	$789

Total Segment Adjusted EBITDA	$279	$295	$776	$789
Less unallocated amounts
Corporate income and expenses not allocated to segments	75	92	224	261
Other income and expenses not allocated to segments	(3)	(7)	(10)	(26)
Interest expense, net (2)	79	6	237	15
Interest income	(1)	—	(5)	—
Income tax expense	14	147	22	195
Depreciation and amortization expense	45	38	132	108
Acquisition-related amortization of intangibles	24	24	72	74
Stock-based compensation expense	9	12	28	45
Separation costs	5	46	20	86
Acquisition-related costs	(1)	—	(5)	—
Transformation and restructuring	7	1	14	6
Pension mark-to-market adjustments	—	(6)	—	(6)
Voyix environmental indemnification expense	2	—	2	—
Net income (loss) attributable to Atleos	$24	$(58)	$45	$31
(1)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
(2)Includes Related party interest expense, net, as presented in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for Atleos:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Recurring revenue (1)	$790	$765	$2,346	$2,205
All other products and services	288	302	863	888
Total revenue	$1,078	$1,067	$3,209	$3,093
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
United States (“U.S.”)	$490	$467	$1,460	$1,398
Americas (excluding U.S.)	125	135	391	387
Europe, Middle East and Africa	340	341	978	940
Asia Pacific	123	124	380	368
Total revenue	$1,078	$1,067	$3,209	$3,093

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. DEBT OBLIGATIONS
The following table summarizes the Company’s short-term borrowings and long-term debt:

In millions, except percentages	September 30, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$85	9.02%	$73	8.93%
Other (1)	3	7.20%	3	7.23%
Total short-term borrowings	$88		$76
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facility (1)	$1,445	9.39%	$1,512	9.44%
Revolving credit facility (1)	180	10.25%	155	8.71%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(73)		(85)
Other (1)	4	7.17%	6	7.18%
Total long-term debt	$2,906		$2,938
(1)Interest rates are weighted average interest rates as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Term Loan Facilities under the Credit Agreement have an aggregate principal amount of $1,585 million, of which $1,530 million remained outstanding. Additionally, as of September 30, 2024, there was $180 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit and, as of September 30, 2024, outstanding letters of credit were $26 million. Our borrowing capacity under our Revolving Credit Facility was $294 million at September 30, 2024.

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
On October 17, 2024, Atleos entered into the Amended Credit Agreement. For additional information, including the impact on the Company’s long-term borrowings, refer to the subsequent event section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements.
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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATM as a Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”) as security interest in the borrowing. The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. As of September 30, 2024, total debt outstanding under the financing program was $7 million with a weighted average interest rate of 7.19% and a weighted average term of 2.1 years. As of December 31, 2023, total debt outstanding was $9 million with a weighted average interest rate of 7.20% and a weighted average term of 2.8 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2024 and December 31, 2023 was $3,230 million and $3,172 million, respectively. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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
As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of September 30, 2024 and December 31, 2023, respectively. Excluding the trade receivables sold, the SPEs collectively owned $45 million and $90 million of trade receivables as of September 30, 2024 and December 31, 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.
Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other (expense) income, net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of September 30, 2024 and December 31, 2023 is not material.
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

Income tax expense was $14 million for the three months ended September 30, 2024 compared to income tax expense of $147 million for the three months ended September 30, 2023. The change was primarily driven by lower income before taxes in the three months ended September 30, 2024 compared to the prior year period and discrete tax expenses recognized in the three months ended September 30, 2023. In the three months ended September 30, 2024, the Company did not recognize any material discrete tax expenses or benefits. In the three months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense was for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among the wholly-owned subsidiaries prior to the Spin-off.

Income tax expense was $22 million for the nine months ended September 30, 2024 compared to income tax expense of $195 million for the nine months ended September 30, 2023. The change was primarily driven by lower income before taxes and discrete tax benefits and expenses realized in the nine months ended September 30, 2024 and 2023, respectively. In the nine months ended September 30, 2024, the Company recognized a $14 million benefit related to provision to return adjustments. In the nine months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense was for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among the wholly-owned subsidiaries prior to the Spin-off.

As of September 30, 2024, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $4 million to $5 million in the next twelve months.

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
Stock-based compensation expense for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Restricted stock units	$8	$9	$27	$20
Employee stock purchase plan	1	—	1	—
Stock-based compensation expense	9	9	28	20
Tax expense (benefit)	(1)	(2)	(3)	(4)
Stock-based compensation expense (net of tax)	$8	$7	$25	$16

Total stock-based compensation expense, presented in the table above for the three and nine months ended September 30, 2023, is specifically for employees who exclusively supported Atleos’ operations. Total stock-based compensation expense allocated to Atleos for corporate and shared employees was $3 million and $25 million for the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2024, the total unrecognized compensation cost related to unvested restricted stock grants is $44 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.0 years.

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

For the three months ended September 30, 2024, employees purchased approximately 67,000 shares of the Company’s common stock, at a discounted price of $24.25.

8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the three months ended September 30 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Net service cost	$—	$—	$—	$1	$—	$1
Interest cost	17	6	5	6	22	12
Expected return on plan assets	(19)	(6)	(9)	(6)	(28)	(12)
Amortization of prior service cost	—	—	—	—	—	—
Actuarial (gain) loss	—	—	—	(6)	—	(6)
Net periodic benefit cost (income)	$(2)	$—	$(4)	$(5)	$(6)	$(5)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the nine months ended September 30 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	50	6	15	16	65	22
Expected return on plan assets	(57)	(6)	(26)	(21)	(83)	(27)
Actuarial (gain) loss	—	—	—	(6)	—	(6)
Net periodic benefit cost (income)	$(7)	$—	$(10)	$(10)	$(17)	$(10)

All components of net periodic benefit cost (income) of the postretirement plan, including amounts allocated prior to the Spin-off, for the three and nine months ended September 30, 2024 and 2023 were immaterial.

Components of net periodic benefit cost (income) of the postemployment plans, including amounts allocated prior to the Spin-off, for the three and nine months ended September 30 were as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Net service cost	$2	$2	$5	$5
Interest cost	—	—	2	—
Net periodic benefit cost (income)	$2	$2	$7	$5

The components of net periodic benefit cost (income), other than the net service cost component, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Employer Contribution

Pension For the three and nine months ended September 30, 2024, Atleos contributed $1 million and $2 million, respectively, to its international pension plans. Atleos anticipates contributing an additional $1 million to its international pension plans for a total of $3 million in 2024.

Postretirement For the three and nine months ended September 30, 2024, Atleos made no contributions to its postretirement plan. Atleos anticipates contributing $2 million to its postretirement plan in 2024.

Postemployment For the three and nine months ended September 30, 2024, Atleos contributed $6 million and $18 million, respectively, to its postemployment plan. Atleos anticipates contributing an additional $3 million to its postemployment plan for a total of $21 million in 2024.

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
In connection with the Separation, the Separation and Distribution Agreement provides that Voyix will transfer to the Company, and the Company will assume, certain liabilities, whether accrued or contingent, and whether arising prior to, at or after the Distribution, including, among others, all liabilities to the extent they relate to the Company’s business or the Company’s assets, 50% of certain shared environmental liabilities arising from conduct prior to the Distribution if Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution and liabilities relating to, arising out of or resulting from any registration statement or similar disclosure document related to the Separation (including the Company’s Registration Statement on Form 10 initially filed with the SEC on June 26, 2023, and as further amended thereafter and declared effective on August 11, 2023, and the information statement). Voyix will retain all other liabilities, including, among others, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution, the first $15 million of annual costs incurred in connection with certain shared environmental liabilities arising from conduct prior to the Distribution and 50% of any such costs thereafter and all indemnification obligations to current and former Voyix directors and officers.
Shared Environmental Matters
As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at formerly owned or operated facilities, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). Pursuant to the Separation and Distribution Agreement, the Company and Voyix share equally costs and liabilities with respect to the Shared Environmental Matters to the extent Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million. Under the Separation and Distribution Agreement, Voyix will notify the Company by December 1 each calendar year of the estimated costs for the Shared Environmental Matters it will incur each quarter of the following calendar year pursuant to which the Company will make quarterly payments to Voyix of any required contribution. The Company’s payments are subject to upward or downward adjustment after Voyix provides a final quarterly accounting of the actual costs. As of September 30, 2024, Voyix estimated that the Company’s contribution for Shared Environmental Matters in 2024 will be approximately $2 million, to be paid in the fourth quarter of 2024. The Company evaluated the estimate in accordance with ASC 450, Contingencies, and concluded that, as of September 30, 2024, a loss of up to $2 million is probable and, therefore, recorded an accrual for this amount.
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
Voyix further reports that as of September 30, 2024 and December 31, 2023, Voyix’s total reserve for Kalamazoo River was $167 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached.
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

On June 10, 2024, the court entered a final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix reports that it intends to vigorously contest the matter and filed a notice of appeal on July 2, 2024. Voyix further reports that an estimate or range of possible loss was not ordered in the judgment and cannot be determined at this time. Voyix stipulated with the plaintiffs to a $45 million supersedeas bond, which Voyix contends may not be correlated to any actual loss but allowed Voyix to obtain a stay of execution of the judgment pending appeal. On September 12, 2024, the bond was filed and the stay was issued. The appeal remains pending. The Company evaluated the judgment and order and, after consulting with Voyix, in accordance with ASC 450, Contingencies, concluded that, as of September 30, 2024, a loss is reasonably possible, but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.
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
Allocation of centralized costs
The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, include expenses for certain centralized functions and other programs provided and/or administered by NCR that were charged directly to the Company. In addition, for purposes of preparing these Condensed Consolidated Financial Statements, a portion of NCR’s total corporate general and administrative expenses had been allocated to the Company.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
NCR allocations to the Company reflected in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30	Nine months ended September 30
In millions	2023	2023
Cost of products	$10	$25
Cost of services	24	69
Selling, general and administrative expense	39	123
Research and development expense	6	19
Total allocated costs	$79	$236
Related-party notes
Related party notes receivable
Prior to the Separation, the Company had notes receivable from related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these notes was approximately 5.7% as of September 30, 2023.
The Company recognized $4 million and $10 million of interest income, for the three and nine months ended September 30, 2023, respectively, related to these notes, which is included in Related party interest expense, net in the Condensed Consolidated Statements of Operations.
Related party borrowings
Prior to the Separation, the Company had borrowings due to related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these borrowings was approximately 6.3% as of September 30, 2023.
The Company recognized $8 million and $23 million of interest expense, for the three and nine months ended September 30, 2023, respectively, related to these borrowings, which is included in Related party interest expense, net in the Condensed Consolidated Statements of Operations.
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

	Three months ended September 30	Nine months ended September 30
In millions	2023	2023
General financing activities	$235	$(11)
Allocation of centralized costs	79	236
Acquisition of businesses	1	1
Net transfers from (to) NCR Corporation - Condensed Consolidated Statements of Cash Flows	315	226
Stock based compensation expense	12	45
Net transfers from (to) NCR Corporation—Condensed Consolidated Statements of Changes in Stockholders’ Equity	$327	$271

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
On October 16, 2023, the date of Separation, 70.6 million shares of Atleos’ Common Stock, par value $0.01 per share, were distributed to Voyix shareholders of record as of October 2, 2023, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023. These shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For the three and nine months ended September 30, 2023, it is assumed that there are no dilutive equity instruments as there were no equity awards of Atleos outstanding prior to the Separation.
The components of basic earnings per share are as follows:

	Three months ended September 30		Nine months ended September 30
In millions, except per share amounts	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Atleos common stockholders	$24	$(58)	$45	$31

Denominator:
Basic weighted average number of shares outstanding	72.3	70.6	72.0	70.6

Basic earnings (loss) per share:	$0.33	$(0.82)	$0.63	$0.44
The components of diluted earnings per share are as follows:

	Three months ended September 30		Nine months ended September 30
In millions, except per share amounts	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Atleos common stockholders	$24	$(58)	$45	$31

Denominator
Basic weighted average number of shares outstanding	72.3	70.6	72.0	70.6
Dilutive effect of restricted stock units and stock options	2.2	—	1.7	—
Weighted average diluted shares	74.5	70.6	73.7	70.6

Diluted earnings (loss) per share:	$0.32	$(0.82)	$0.61	$0.44
For the three and nine months ended September 30, 2024, weighted average restricted stock units and stock options of 1.9 million and 2.6 million, respectively, were excluded from the diluted share count because their effect would have been anti-dilutive.
12. DERIVATIVES AND HEDGING INSTRUMENTS
Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
also manage interest rate risk associated with our vault cash rental obligations and floating rate-debt through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our existing Term Loan Facilities and vault cash agreements, we entered into interest rate swap contracts (“Interest Rate Derivatives”).
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
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of September 30, 2024, the balance in AOCI related to foreign exchange derivative transactions was zero because no such derivatives were designated as highly effective hedges.
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
Effective August 13, 2024, the Company executed $500 million aggregate notional amount interest rate swap contracts terminating on December 31, 2027. These interest rate swap contracts have fixed rates ranging from 3.592% to 3.610%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s Term Loan Facilities.
As of September 30, 2024, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services and Interest expense as payments are made on the Company’s vault cash rental obligations and Term Loan Facilities, respectively. Unrealized gains on terminated interest rate swap agreements reported in AOCI will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of September 30, 2024 and December 31, 2023, the balance in AOCI related to Interest Rate Derivatives was an accumulated loss of $24 million and income of $34 million, respectively.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		September 30, 2024		December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$3		$7
Total assets		$—	$3	$—	$7

Liabilities:
Interest rate swap contracts	Other current liabilities		$(14)		$(2)
Interest rate swap contracts	Other liabilities		(51)		(27)
Total liabilities		$3,418	$(65)	$2,447	$(29)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$121	$—	$219	$1
Foreign exchange contracts	Other current liabilities	$214	$(1)	$107	$—
As of September 30, 2024, the Company expects to reclassify $17 million of net derivative-related gains contained in Accumulated other comprehensive income (loss) into earnings during the next twelve months.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended September 30			Three months ended September 30
Derivatives in Cash Flow Hedging Relationships	2024	2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2024	2023
Interest rate swap contracts	$(47)	$10	Cost of Services	$(20)	$(21)
Interest rate swap contracts	$(4)	—	Interest expense	$(1)	$—

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Nine months ended September 30			Nine months ended September 30
Derivatives in Cash Flow Hedging Relationships	2024	2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2024	2023
Interest rate swap contracts	$(9)	$48	Cost of Services	$(63)	$(57)
Interest rate swap contracts	$(4)	—	Interest Expense	$(1)	$—

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Foreign exchange contracts	Other (expense) income, net	$2	$—	$(5)	$—
Refer to Note 13, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2024 and December 31, 2023, Atleos did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are set forth as follows:

	September 30, 2024
In millions	Total	Level 1	Level 2	Level 3
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Interest rate swap contracts(2)	3	—	3	—
Total assets	$6	$3	$3	$—

Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Interest rate swap contracts (4)	$65	$—	$65	$—
Total liabilities	$66	$—	$66	$—

	December 31, 2023
In millions	Total	Level 1	Level 2	Level 3
Assets:
Deposits held in money market mutual funds (1)	$4	$4	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap contracts (2)	7	—	7	—
Total assets	$12	$4	$8	$—

Liabilities:
Interest rate swap contracts(4)	$29	$—	$29	$—
Total liabilities	$29	$—	$29	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$57	$(5)	$34	$86
Other comprehensive income (loss) before reclassifications	13	—	(10)	3
Amounts reclassified from AOCI	—	—	(48)	(48)
Net current period other comprehensive income (loss)	13	—	(58)	(45)
Other	5	(5)	—	—
Balance as of September 30, 2024	$75	$(10)	$(24)	$41

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive income (loss) before reclassifications	31	—	37	68
Amounts reclassified from AOCI	—	—	(44)	(44)
Net current period other comprehensive income (loss)	31	—	(7)	24
Net transfers from Parent	—	1	—	1
Balance as of September 30, 2023	$(102)	$(17)	$81	$(38)
Reclassifications Out of AOCI

	For the three months ended September 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(20)	$(20)
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				5
Total reclassifications, net of tax				$(16)

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(21)	$(21)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				5
Total reclassifications, net of tax				$(16)

	For the nine months ended September 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(63)	$(63)
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$(64)	$(64)
Tax expense				16
Total reclassifications, net of tax				$(48)

	For the nine months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(57)	$(57)
Total before tax	$—	$—	$(57)	$(57)
Tax expense				13
Total reclassifications, net of tax				$(44)
15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other income (expense), net are summarized as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Other income (expense), net
Interest income	$1	$—	$5	$—
Foreign currency fluctuations and foreign exchange contracts	(3)	(2)	(8)	(6)
Employee benefit plans	5	7	16	12
Bank-related fees	(4)	—	(12)	—
Other, net	(2)	—	3	—
Total other income (expense), net	$(3)	$5	$4	$6

Table of Content
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of Accounts receivable, net are summarized as follows:

In millions	September 30, 2024	December 31, 2023
Accounts receivable
Trade	$552	$635
Other	91	90
Accounts receivable, gross	643	725
Less: allowance for credit losses	(20)	(14)
Total accounts receivable, net	$623	$711
The components of Inventories are summarized as follows:

In millions	September 30, 2024	December 31, 2023
Work in process and raw materials	$52	$55
Finished goods	97	72
Service parts	202	206
Total inventories	$351	$333

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Consolidated Statements of Operations by comparing the results for the three and nine months ended September 30, 2024 to the results for the three and nine months ended September 30, 2023.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2024.

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
SPIN-OFF FROM NCR
On October 16, 2023, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” when discussing periods prior to the Separation), completed a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). Concurrent with the Spin-off, the Company became a stand-alone publicly-traded company and its financial statements are now presented on a consolidated basis. Prior to the Separation, the Company’s historical combined financial statements were prepared on a stand-alone basis and were derived from NCR’s consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 16, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
The bank failures in 2023 and 2024, in addition to other global macroeconomic conditions, have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.
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
Impacts from Seasonality and Tourism
Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of each year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually have an increase in transaction volume during the warmer summer months, aided by increased vacation and holiday travel. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volume to continue. For further information on the seasonality of our business, refer to Part I, Item 1 “Business - Seasonality”, of the Company’s 2023 Form 10-K.

RESULTS OF OPERATIONS
Key Strategic Financial Metrics
The following tables show our key strategic financial metrics for the three and nine months ended September 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.
Recurring revenue as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue(1)	$790	$765	73.3%	71.7%	3%
All other products and services	288	302	26.7%	28.3%	(5)%
Total Revenue	$1,078	$1,067	100.0%	100.0%	1%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue (1)	$2,346	$2,205	73.1%	71.3%	6%
All other products and services	863	888	26.9%	28.7%	(3)%
Total Revenue	$3,209	$3,093	100.0%	100.0%	4%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income (loss) attributable to Atleos and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) attributable to Atleos	$24	$(58)	2.2%	(5.4)%	141%
Adjusted EBITDA(2)	$207	$210	19.2%	19.7%	(1)%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) attributable to Atleos	$45	$31	1.4%	1.0%	45%
Adjusted EBITDA(2)	$562	$554	17.5%	17.9%	1%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Other performance metrics

	Three months ended September 30
In millions, unless otherwise noted	2024	2023
Self-Service Banking
Annualized recurring revenue(1)	$1,664	$1,551
ATM as a Service units(1) (in thousands)	22.8	18.2
Revenue from ATM as a Service arrangements	$49	$40
Network
LTM ARPU(1) (in thousands)	$15.9	$14.8
Network Managed Units(1) (in thousands)	79.5	83.1
(1) Refer to our definitions of Annualized recurring revenue, ATM as a Service units, LTM ARPU and Network Managed Units in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

Non-GAAP Financial Measures and Use of Certain Terms:
Non-GAAP Financial Measures
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Atleos’ management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of performance of the Company’s ongoing business operations. Atleos determines Adjusted EBITDA based on GAAP Net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker (“CODM”) in evaluating segment performance and are separately delineated to reconcile back to total reported income attributable to Atleos. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Atleos management to make decisions regarding our segments and to assess our financial performance. Refer to the table below for the reconciliations of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).

Adjusted gross margin as a percentage of revenue (non-GAAP), Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) and Adjusted research and development expenses as a percentage of revenue (non-GAAP). Atleos’ Adjusted gross margin rate (non-GAAP), Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) and Adjusted research and development expenses as a percentage of revenue (non-GAAP) are determined by excluding, as applicable: acquisition-related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; stock-based compensation expense; transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); and other special (expense) income items from Atleos’ GAAP gross margin, selling, general and administrative expenses, and research and development expenses, respectively. Due to the nature of these special items, Atleos’ management uses these non-GAAP measures to evaluate year-over-year operating performance. Atleos believes these measures are useful for investors because they may provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
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
Annualized Recurring Revenue (“ARR”). Recurring revenue, excluding software licenses sold as a subscription, for the last three months times four, plus the rolling four quarters for term-based software license arrangements that include customer termination rights. Atleos believes this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the conversion of the self-service banking business to recurring revenue streams over time. ARR is an operating metric and does not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue. ARR does not have a uniform definition and, therefore, Atleos’ definitions may differ from other companies’ definitions of this measure.

ATM as a Service Units. The number of ATMs as of period end that are deployed under our ATM as a Service offering. ATM as a Service refers to our turnkey, end-to-end ATM platform solution, whereby we provide comprehensive managed services solutions to financial institutions. Atleos believes this metric may be useful to investors in measuring the Company’s achievement of strategic goals related to growth of the ATM as a Service business over time.

Last twelve months average revenue per unit (“LTM ARPU”). For the Network segment, total segment revenue for the previous twelve months divided by the average Network Managed Units for the previous twelve months. Atleos believes this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the improved monetization of our ATM fleet over a specified period, excluding the impact of seasonality. LTM ARPU is an operating metric and does not represent revenue generated solely by our Network Managed Units, as total Network segment revenue includes revenue generated from other sources besides the Network Managed Units. LTM ARPU does not have a uniform definition and, therefore, Atleos’ definitions may differ from other companies’ definitions of this measure.

Network Managed Units.All transacting ATMs as of period end, whether Company-owned or Merchant-owned, other than those for which we only provide third party processing services and those under legacy managed services arrangements. This metric is used in the calculation of Network segment LTM ARPU.
Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Net income (loss) attributable to Atleos (GAAP)	$24	$(58)	$45	$31
Interest expense, net (1)	79	6	237	15
Interest income	(1)	—	(5)	—
Income tax expense	14	147	22	195
Depreciation and amortization expense	45	38	132	108
Acquisition-related amortization of intangibles	24	24	72	74
Stock-based compensation expense	9	12	28	45
Separation costs	5	46	20	86
Acquisition-related costs	(1)	—	(5)	—
Transformation and restructuring	7	1	14	6
Pension mark-to-market adjustments	—	(6)	—	(6)
Voyix environmental indemnification expense	2	—	2	—
Adjusted EBITDA (non-GAAP)	$207	$210	$562	$554
(1) Includes Related party interest expense, net, as presented in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.
Reconciliation of Gross Margin Rate (Gross Margin as a Percentage of Revenue) (GAAP) to Adjusted Gross Margin Rate (Adjusted Gross Margin as a Percentage of Revenue) (Non-GAAP)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Gross Margin Rate (GAAP)	24.3%	25.1%	22.9%	23.8%
Plus: Special Items
Acquisition-related amortization of intangibles	1.8%	1.4%	1.9%	1.5%
Stock-based compensation expense	0.1%	0.5%	0.1%	0.5%
Separation costs	0.1%	—%	—%	—%
Transformation and restructuring	0.2%	—%	0.2%	—%
Adjusted Gross Margin Rate (Non-GAAP)	26.5%	27.0%	25.1%	25.8%

Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
SG&A as a percentage of revenue (GAAP)	11.8%	15.0%	12.2%	14.4%
Plus: Special Items
Acquisition-related amortization of intangibles	(0.4)%	(0.8)%	(0.3)%	(0.9)%
Stock-based compensation expense	(0.6)%	(0.7)%	(0.7)%	(0.8)%
Separation costs	(0.4)%	(4.3)%	(0.6)%	(2.8)%
Transformation and restructuring	(0.5)%	(0.1)%	(0.3)%	(0.2)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	9.9%	9.1%	10.3%	9.7%
Reconciliation of Research and Development Expenses (“R&D”) as a Percentage of Revenue (GAAP) to Adjusted R&D as a Percentage of Revenue (Non-GAAP)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
R&D as a percentage of revenue (GAAP)	1.5%	1.6%	1.5%	1.7%
Plus: Special Items
Stock-based compensation expense	(0.1)%	—%	(0.1)%	(0.1)%
Adjusted R&D as a percentage of revenue (Non-GAAP)	1.4%	1.6%	1.4%	1.6%
Consolidated Results
The following tables show our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$235	$252	21.8%	23.6%	(7)%
Service revenue	843	815	78.2%	76.4%	3%
Total revenue	1,078	1,067	100.0%	100.0%	1%
Product gross margin	34	43	14.5%	17.1%	(21)%
Service gross margin	228	225	27.0%	27.6%	1%
Total gross margin	262	268	24.3%	25.1%	(2)%
Selling, general and administrative expenses	127	160	11.8%	15.0%	(21)%
Research and development expenses	16	17	1.5%	1.6%	(6)%
Income from operations	119	91	11.0%	8.5%	31%
Interest expense	(79)	(2)	(7.3)%	(0.2)%	n/m
Related party interest expense, net	—	(4)	—%	(0.4)%	(100)%
Other (expense) income, net	(3)	5	(0.3)%	0.5%	(160)%
Income (loss) before income taxes	37	90	3.4%	8.4%	(59)%
Income tax expense	14	147	1.3%	13.8%	(90)%
Net income (loss)	$23	$(57)	2.1%	(5.3)%	140%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$722	$748	22.5%	24.2%	(3)%
Service revenue	2,487	2,345	77.5%	75.8%	6%
Total revenue	3,209	3,093	100.0%	100.0%	4%
Product gross margin	99	129	13.7%	17.2%	(23)%
Service gross margin	637	606	25.6%	25.8%	5%
Total gross margin	736	735	22.9%	23.8%	—%
Selling, general and administrative expenses	391	445	12.2%	14.4%	(12)%
Research and development expenses	47	54	1.5%	1.7%	(13)%
Income from operations	298	236	9.3%	7.6%	26%
Interest expense	(237)	(2)	(7.4)%	(0.1)%	n/m
Related party interest expense, net	—	(13)	—%	(0.4)%	(100)%
Other (expense) income, net	4	6	0.1%	0.2%	(33)%
Income (loss) before income taxes	65	227	2.0%	7.3%	(71)%
Income tax expense	22	195	0.7%	6.3%	(89)%
Net income (loss)	$43	$32	1.3%	1.0%	34%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.
Revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$235	$252	21.8%	23.6%	(7)%
Service revenue	843	815	78.2%	76.4%	3%
Total revenue	$1,078	$1,067	100.0%	100.0%	1%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$722	$748	22.5%	24.2%	(3)%
Service revenue	2,487	2,345	77.5%	75.8%	6%
Total revenue	$3,209	$3,093	100.0%	100.0%	4%
Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Revenue results for the three and nine months ended September 30, 2024 were negatively impacted by the delayed transfer of seven legal entities to Atleos following our separation from Voyix, due to local processes of setting up Atleos legal entities. Prior to the Separation, the operating results of each of these entities were included within Atleos’ results under carve-out methodology as all entities were dedicated to the Atleos business. Of these seven entities, three transferred during the first quarter of 2024 and two entities transferred in the second quarter of 2024. The remaining two entities are expected to transfer in the fourth quarter of 2024. We estimate the delayed transfer of these entities resulted in an approximately $3 million and $22 million decline in revenue for the three and nine months ended 2024, respectively, compared to the prior year period.
Total revenue increased 1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by the growth of recurring service revenue streams in our core business as well as revenues recognized pursuant to our commercial agreements with Voyix.
Product revenue for the three months ended September 30, 2024 decreased 7% compared to the three months ended September 30, 2023, due to declines in non-core commerce-related revenue of approximately $6 million related to the wind down of that business, ATM and other hardware revenue of approximately $11 million and Bitcoin-related revenues of approximately $9 million, partially offset by approximately $6 million of product revenues earned under the commercial agreements with Voyix and a $2 million increase in software license revenue. The decline in ATM hardware revenue is partially due to the shift in the business from one-time hardware sales to recurring ATM as a Service subscriptions as well as a $1 million reduction due to the delayed legal entities described above. The decline in Bitcoin-related revenue is due to a decrease in transaction volumes.
Services revenue for the three months ended September 30, 2024 increased 3% compared to the prior year period, driven primarily by 5% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $6 million of transaction processing services revenue, $9 million in ATM as a Service revenue, $5 million in hardware maintenance and installation revenue earned under the commercial agreements, and $15 million in other software-related revenues, partially offset by a decrease of $4 million in hardware maintenance and installation revenue in our core business. The increase in transaction processing services was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATM as a Service revenue was due to the continued growth in our ATM as a Service offering, whereby we own the ATMs and charge per ATM for the service. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $1 million and $1 million, respectively.
Total revenue increased 4% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the growth of recurring service revenue streams in our core business as well as revenues recognized pursuant to our commercial agreements with Voyix.
Product revenue for the nine months ended September 30, 2024 decreased 3% compared to the nine months ended September 30, 2023, due to declines in non-core commerce related revenues of approximately $27 million related to the wind down of that business, ATM and other hardware revenue of approximately $28 million and Bitcoin-related revenues of approximately $19 million, partially offset by approximately $44 million of product revenues earned under the commercial agreements with Voyix. The decline in ATM hardware revenue is partially due to the shift in the business from one-time hardware sales to recurring ATM as a Service subscriptions as well as a $5 million reduction due to the delayed legal entities described above. The decline in Bitcoin-related revenue is due to a decrease in transaction volumes.
Services revenue for the nine months ended September 30, 2024 increased 6% compared to the prior year period, driven primarily by 6% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $38 million of transaction processing services revenue, $37 million in hardware maintenance and installation revenue, $30 million in ATM as a Service revenue as well as $37 million in other software-related revenues. The significant increase in transaction processing services was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATM as a Service revenue was due to the continued growth in our ATM as a Service offering, whereby we own the ATMs and charge per ATM for the service. The increase in hardware maintenance and installation revenue was primarily due to an increase in the core business of approximately $9 million and approximately $28 million earned under the commercial agreements with Voyix. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $11 million and $6 million, respectively.
Gross Margin

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$34	$43	14.5%	17.1%	(21)%
Service gross margin	228	225	27.0%	27.6%	1%
Total gross margin	$262	$268	24.3%	25.1%	(2)%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Gross margin as a percentage of revenue for the three months ended September 30, 2024 decreased to 24.3% compared to 25.1% for the three months ended September 30, 2023 primarily due to the impact of lower margins recognized on products and services provided under the commercial agreements with Voyix. Our services gross margin was also impacted by increased interest rates driving $4 million of higher rental cost on our vault cash agreements as well as incremental labor costs. Gross margin for the three months ended September 30, 2024 included $20 million of amortization of acquisition-related intangible assets, $2 million of transformation and restructuring costs, $1 million of stock-based compensation expense and $1 million of separation-related costs. Gross margin for the three months ended September 30, 2023 included $15 million of amortization of acquisition-related intangible assets and $5 million of stock-based compensation expense. Adjusted gross margin as a percentage of revenue (non-GAAP) decreased from 27.0% to 26.5%, due to the same factors that impacted GAAP gross margin as a percentage of revenue discussed above.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$99	$129	13.7%	17.2%	(23)%
Service gross margin	637	606	25.6%	25.8%	5%
Total gross margin	$736	$735	22.9%	23.8%	—%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Gross margin as a percentage of revenue for the nine months ended September 30, 2024 decreased to 22.9% compared to 23.8% for the nine months ended September 30, 2023, primarily due to the impact of lower margins recognized on products and services provided under the commercial agreements with Voyix. Our services gross margin was also impacted by increased interest rates driving $8 million of higher rental costs on our vault cash agreements as well as incremental labor costs. Gross margin for the nine months ended September 30, 2024 included $61 million of amortization of acquisition-related intangible assets, $5 million of transformation and restructuring costs, $3 million of stock-based compensation expense and $1 million of separation-related costs. Gross margin for the nine months ended September 30, 2023 included $45 million of amortization of acquisition-related intangible assets and $18 million of stock-based compensation expense. Adjusted gross margin as a percentage of revenue (non-GAAP) decreased from 25.8% to 25.1% due to the same factors that impacted GAAP gross margin as a percentage of revenue discussed above.
Selling, General and Administrative Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Selling, general and administrative expenses	$127	$160	11.8%	15.0%	(21)%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Selling, general, and administrative expenses were $127 million in the three months ended September 30, 2024, compared to $160 million in the three months ended September 30, 2023. As a percentage of revenue, selling, general and administrative expenses decreased to 11.8% in the three months ended September 30, 2024 compared to 15.0% in the three months ended September 30, 2023, primarily driven by higher separation-related costs and amortization of acquisition-related intangible assets in the prior year period. In the three months ended September 30, 2024, selling, general and administrative expenses included $4 million of amortization of acquisition-related intangible assets, $5 million of transformation and restructuring costs, $7 million of stock-based compensation expense and $4 million of separation-related costs. In the three months ended September 30, 2023, selling, general and administrative expenses included $9 million of amortization of acquisition-related intangible assets, $1 million of transformation and restructuring costs, $7 million of stock-based compensation expense and $46 million of separation-related costs. The beneficial impact of these cost changes compared to prior year was partially offset by lower costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the three months ended September 30, 2024, which include separation cost dis-synergies and higher employee-benefit related costs. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) increased from 9.1% to 9.9% due to the differences in cost allocations, employee-benefit related costs, and separation cost dis-synergies described above.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Selling, general and administrative expenses	$391	$445	12.2%	14.4%	(12)%
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Selling, general, and administrative expenses were $391 million in the nine months ended September 30, 2024, compared to $445 million in the nine months ended September 30, 2023. As a percentage of revenue, selling, general and administrative expenses decreased to 12.2% in the nine months ended September 30, 2024 compared to 14.4% in the nine months ended September 30, 2023, primarily driven by higher separation-related costs and amortization of acquisition-related intangible assets in the prior year period. In the nine months ended September 30, 2024, selling, general and administrative expenses included $11 million of amortization of acquisition-related intangible assets, $8 million of transformation and restructuring costs, $23 million of stock-based compensation expense, $18 million of separation-related costs and $1 million of acquisition-related costs. In the nine months ended September 30, 2023, selling, general and administrative expenses included $6 million of transformation and restructuring costs, $29 million of amortization of acquisition-related intangible assets, $24 million of stock-based compensation expense, and $86 million of separation-related costs. The beneficial impact of these cost changes compared to prior year was partially offset by lower costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the nine months ended September 30, 2024, which include cost dis-synergies and higher employee-benefit related costs. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) increased from 9.7% to 10.3% due to the differences in cost allocations, separation cost dis-synergies and employee-benefit related costs described above.
Research and Development Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$16	$17	1.5%	1.6%	(6)%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Research and development expenses were $16 million in the three months ended September 30, 2024, compared to $17 million in the three months ended September 30, 2023. As a percentage of revenue, research and development costs decreased to 1.5% from 1.6% in the three months ended September 30, 2024 and 2023, respectively, due to higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the three months ended September 30, 2024. In the three months ended September 30, 2024, research and development costs included $1 million of stock-based compensation expense. Adjusted research and development expenses as a percentage of revenue (non-GAAP) decreased from 1.6% to 1.4% due to the same factors that impacted GAAP research and development expenses as a percentage of revenue discussed above.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$47	$54	1.5%	1.7%	(13)%
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Research and development expenses were $47 million in the nine months ended September 30, 2024, compared to $54 million in the nine months ended September 30, 2023. As a percentage of revenue, research and development costs decreased to 1.5% from 1.7% in the nine months ended September 30, 2024 and 2023, respectively, due to higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in the nine months ended September 30, 2024. In the nine months ended September 30, 2024, research and development costs included $1 million of transformation and restructuring costs and $2 million of stock-based compensation expense. In the nine months ended September 30, 2023, research and development expenses included $3 million of stock-based compensation expense. Adjusted research and development expenses as a percentage of revenue (non-GAAP) decreased from 1.6% to 1.4%, due to the same factors that impacted GAAP research and development expenses as a percentage of revenue discussed above.
Interest Expense and Related Party Interest Expense, Net

	Three months ended September 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$79	$2	n/m
Related party interest expense, net	$—	$4	n/m
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Interest expense was $79 million and $2 million in the three months ended September 30, 2024 and 2023, respectively. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility entered into on September 27, 2023. Refer to Note 4, “Debt Obligations”, for further details regarding the issuance of debt.
Related party interest expense, net was $4 million in the three months ended September 30, 2023. Related party interest expense, net is primarily related to certain related party borrowings during the prior year period.

	Nine months ended September 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$237	$2	n/m
Related party interest expense, net	$—	$13	n/m
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Interest expense was $237 million and $2 million in the nine months ended September 30, 2024 and 2023, respectively. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility entered into on September 27, 2023. Refer to Note 4, “Debt Obligations”, for further details regarding the issuance of debt.
Related party interest expense, net was $13 million in the nine months ended September 30, 2023. Related party interest expense, net is primarily related to certain related party borrowings during the prior year period.

Other (Expense) Income, net
Other (expense) income, net was expense of $3 million and income of $5 million in the three months ended September 30, 2024 and 2023, respectively, and income of $4 million and $6 million in the nine months ended September 30, 2024 and 2023, respectively, with the components reflected in the following table:

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Other (expense) income, net
Interest Income	$1	$—	$5	$—
Foreign currency fluctuations and foreign exchange contracts	(3)	(2)	(8)	(6)
Employee benefit plans	5	7	16	12
Bank-related fees	(4)	—	(12)	—
Other, net	(2)	—	3	—
Total other (expense) income, net	$(3)	$5	$4	$6
Income Taxes

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Income tax expense	$14	$147	$22	$195
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Income tax expense was $14 million for the three months ended September 30, 2024 compared to income tax expense of $147 million for the three months ended September 30, 2023. The change was primarily driven by lower income before taxes in the three months ended September 30, 2024 compared to the prior year period and discrete tax expenses recognized in the three months ended September 30, 2023. In the three months ended September 30, 2024, the Company did not recognize any material discrete tax expenses or benefits. In the three months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense was for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among the wholly-owned subsidiaries prior to the Spin-off.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Income tax expense was $22 million for the nine months ended September 30, 2024 compared to income tax expense of $195 million for the nine months ended September 30, 2023. The change was primarily driven by lower income before taxes and discrete tax benefits and expenses realized in the nine months ended September 30, 2024 and 2023, respectively. In the nine months ended September 30, 2024, the Company recognized a $14 million benefit related to provision to return adjustments. In the nine months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $121 million discrete tax expenses. Approximately $109 million of the discrete tax expense was for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among the wholly-owned subsidiaries prior to the Spin-off.

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

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Self-Service Banking	$677	$656	62.8%	61.5%	3%
Network	332	335	30.8%	31.4%	(1)%
T&T	46	49	4.3%	4.6%	(6)%
Total segment revenue	1,055	1,040	97.9%	97.5%	1%
Other (2)	23	27	2.1%	2.5%	(15)%
Consolidated revenue	$1,078	$1,067	100.0%	100.0%	1%

Adjusted EBITDA by Segment
Self-Service Banking	$167	$172	24.7%	26.2%	(3)%
Network	$103	$113	31.0%	33.7%	(9)%
T&T	$9	$10	19.6%	20.4%	(10)%

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

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Self-Service Banking	$1,978	$1,916	61.6%	61.9%	3%
Network	968	944	30.2%	30.5%	3%
T&T	148	148	4.6%	4.9%	—%
Total segment revenue	3,094	3,008	96.4%	97.3%	3%
Other (2)	115	85	3.6%	2.7%	35%
Consolidated revenue	$3,209	$3,093	100.0%	100.0%	4%

Adjusted EBITDA by Segment
Self-Service Banking	$459	$484	23.2%	25.3%	(5)%
Network	$290	$279	30.0%	29.6%	4%
T&T	$27	$26	18.2%	17.6%	4%

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
Segment Revenue
For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Self-Service Banking revenue increased 3% for the three and nine months ended September 30, 2024, respectively, compared to the prior year period. For the three and nine months ended September 30, 2024, ATM as a Service revenue increased approximately $8 million and $30 million, software-related revenue increased approximately $24 million and $51 million, hardware maintenance and installation revenue decreased $1 million and increased $12 million and ATM hardware revenue decreased $10 million and $31 million, respectively, compared to the prior year period. Revenue results for the period were primarily due to the shift from non-recurring revenues to recurring ATM as a Service arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. Included in the results described above, the delayed transfer of legal entities drove a reduction of approximately $3 million and $22 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year period. Software and services revenue as a percent of total Self-Service Banking segment revenue were 72% and 73% in the three and nine months ended September 30, 2024, respectively, compared to 70% and 70% in the prior period.
Network revenue decreased 1% and increased 3% for the three and nine months ended September 30, 2024, respectively, compared to the prior year period. For the three months ended September 30, 2024, the decrease in revenue was due to the decrease in Bitcoin-related revenue of approximately $9 million due to decrease in transaction volumes, partially offset by a $6 million increase in transaction processing services revenue driven by an increase in higher value ATM transactions. For the nine months ended September 30, 2024, the increase in revenue was due to an approximately $38 million increase in transaction processing services revenue driven by an increase in higher value ATM transactions and a $4 million increase in other software-related revenue, partially offset by a decrease in Bitcoin-related revenue of approximately $19 million due to the decrease in transactions volumes.
T&T revenue decreased 6% for the three months ended September 30, 2024 compared to the prior year period due to a decrease in hardware maintenance and installation revenue. T&T revenue was flat for the nine months ended September 30, 2024, compared to the prior year period, due to the decrease in hardware maintenance and installation revenue offset by one-time hardware sales.
Segment Adjusted EBITDA
For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Self-Service Banking Adjusted EBITDA decreased 3% and 5% for the three and nine months ended September 30, 2024, respectively, compared to the prior year period due to separation dis-synergies, higher labor and employee benefit-related costs, and the impact of one-time hardware sales shifting to ATM as a Service arrangements that are amortized over the contract period, partially offset by the higher margin recurring revenue stream growth.
Network Adjusted EBITDA decreased 9% and increased 4% for the three and nine months ended September 30, 2024, respectively, compared to the prior year period. The decrease in the three months ended September 30, 2024 was due to higher interest rates on our vault cash agreements driving additional cost of $4 million, as well as higher cash-in transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs. The increase in the nine months ended September 30, 2024 was due to increases in withdrawal transaction volumes, the mix of higher margin transaction revenue, and cost optimization initiatives. These improvements were partially offset by higher interest rates on our vault cash agreements driving additional cost of $8 million, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.
T&T Adjusted EBITDA decreased 10% and increased 4% for the three and nine months ended September 30, 2024, respectively, compared to the prior year period. The decrease in the three months ended September 30, 2024 was due to the decrease in revenue. The increase in the nine months ended September 30, 2024 was primarily due to one-time hardware sales and cost optimization initiatives.
Financial Condition, Liquidity, and Capital Resources
Following the Separation, our principal sources of cash are generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.
Atleos’ management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus/minus net reductions or reinvestment in the trade receivables facility established in the fourth quarter of 2023 due to fluctuations in the outstanding balance of receivables sold, plus/minus financing payments/receipts of owned ATM capital expenditures, plus pension contributions and settlements, and plus legal and environmental indemnification payments made to Voyix. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in Atleos’ existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’ definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
Summarized cash flow information for the nine months ended September 30, is as follows:

	Nine months ended September 30
In millions	2024	2023
Net cash provided by operating activities	$264	$347
Net cash used in investing activities	$(110)	$(269)
Net cash (used in) provided by financing activities	$(49)	$2,129
Cash provided by operating activities was $264 million in the nine months ended September 30, 2024 compared to cash provided by operating activities of $347 million in the nine months ended September 30, 2023. The decrease in cash provided by operating activities of $83 million in the nine months ended September 30, 2024 was primarily driven by the unfavorable movement in net working capital accounts of $12 million and a decrease in non-cash charges of $82 million partially offset by an increase in net income of $11 million.

Investing activities in the nine months ended September 30, 2024 primarily include capital expenditures for property, plant and equipment of $69 million and additions to capitalized software of $26 million. Investing activities in the nine months ended September 30, 2023 primarily include capital expenditures for property, plant and equipment of $70 million, additions to capitalized software of $15 million, amounts advanced for related party notes receivable of $217 million and repayments received from related party notes receivable of $44 million. Other investing activities primarily include purchases of intellectual property and investments, which were not significant in the nine months ended September 30, 2024 and 2023.
Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities for the nine months ended September 30, 2024 also included tax withholding payments on behalf of employees for stock based awards that vested of $14 million, acquisition holdback payments of $5 million, and proceeds from employee stock plans of $3 million. Financing activities for the nine months ended September 30, 2023 primarily include financing arrangements entered into in connection with the Spin-off. Prior to the Spin-off, financing activities also include short-term borrowings with, and transfers to and from, NCR, consisting of, among other things, cash transfers and changes in receivables and payables and other transactions between Atleos and NCR. See Note 10, “Related Parties”, in the Notes to Condensed Consolidated Financial Statements for further discussion on transactions with NCR.
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted for the nine months ended September 30:

	Nine months ended September 30
In millions	2024	2023
Net cash provided by operating activities (GAAP)	$264	$347
Capital expenditures for property, plant and equipment	(69)	(70)
Additions to capitalized software	(26)	(15)
Change in restricted cash settlement activity	(48)	(19)
Pension contributions	2	9
Adjusted free cash flow-unrestricted (non-GAAP)	$123	$252
Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,585 million, of which $1,530 million was outstanding as of September 30, 2024. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $500 million, of which $180 million was outstanding as of September 30, 2024. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of September 30, 2024, there were $26 million letters of credit outstanding.
As of September 30, 2024, we had outstanding $1,350 million in aggregate principal balance of 9.500% senior secured notes due in 2029.
See Note 4, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on our debt transactions.
On October 17, 2024, Atleos entered into the First Amendment to the Credit Agreement. For additional information, including the impact on the Company’s long-term borrowings, refer to the subsequent event section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements.
Employee Benefit Plans In 2024, we expect to make contributions of $3 million to our international pension plans, $21 million to our postemployment plan, and $2 million to our postretirement plans. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at September 30, 2024 and December 31, 2023 were $331 million and $285 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2024, our cash and cash equivalents totaled $395 million and our total debt was $3,067 million. Our borrowing capacity under our senior secured credit facility was $294 million at September 30, 2024.
Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A, of Part I of the Company’s 2023 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, we cannot assure that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond September 30, 2025) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
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
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $11 million as of September 30, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $12 million as of September 30, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 44% of our borrowings were on a fixed rate basis as of September 30, 2024. The increase in pre-tax interest expense for the three and nine months ended September 30, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million and $13 million, respectively, including the impact from outstanding interest rate swap agreements on our variable rate debt.
As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended September 30, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of September 30, 2024.
We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of September 30, 2024.

Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2024, we did not have any significant concentration of credit risk related to financial instruments.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of September 30, 2024, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company occasionally purchases vested restricted stock units or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2024, approximately 57,000 shares of vested restricted stock units and exercised stock options were purchased at an average price of $31.96 per share of common stock.
The Company’s repurchase of its common stock has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and is further subject to the discretion of Atleos’ Board of Directors.
Item 5.    OTHER INFORMATION
For the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

10.1 #	First Amendment, dated as of October 17, 2024 (the “First Amendment”), to the Credit Agreement, dated as of September 27, 2023, by and among the Company, certain subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Administrative Agent”) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on October 18, 2024)

10.2 *	Separation Agreement, dated July 15, 2024, between the Company and LaShawne Meriwether (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on July 16, 2024).

31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023; (iii) our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023; (v) our condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023; and (vi) the notes to our condensed consolidated financial statements.

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

NCR ATLEOS CORPORATION

Date:	November 12, 2024	By:	/s/ Paul J. Campbell
Paul J. Campbell Executive Vice President and Chief Financial Officer