Form 10-K
period 2024-12-31
NCR Atleos Corp
filed 2025-03-03
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
________________________
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of NCR Atleos Corporation’s most recently completed second fiscal quarter, was approximately $1.94 billion.
As of February 21, 2025, there were 73,041,674 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2024 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Atleos Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “Atleos,” the “Company,” “we,” “us,” and “our” refer to NCR Atleos Corporation and its subsidiaries.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other materials Atleos has filed or will file with the SEC contain, or will contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to Atleos’ plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding: Atleos’ business and financial strategy; Atleos’ future plans relating to its workforce talent; expectations regarding Atleos’ cash flow generation and liquidity; our expectations of demand for our solutions and execution and the impact thereof on our financial results; Atleos’ focus on advancing our strategic growth initiatives and transforming Atleos into a software-led as a service company with a higher mix of recurring revenue streams; and our expectations of Atleos’ ability to deliver increased value to customers and stockholders. Forward-looking statements are based on Atleos’ current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Atleos’ control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” including factors relating to:

•Strategy and Technology: transforming our business model, development and introduction of new solutions; competition in the technology industry, integration of acquisitions and management of alliance activities; and our multinational operations;

•Business Operations: domestic and global economic and credit conditions; tariffs and other trade measures; risks and uncertainties from the payments-related business and industry; maintenance of a significant amount of vault cash involves risk of loss and is subject to cost fluctuations based on interest rate movements; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event, including the impact of pandemics and geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities and climate change; and the impact of data protection, cybersecurity and data privacy including any related issues;

•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and the write down of the value of certain significant assets;

•Law and Compliance: allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; changes to cryptocurrency regulations;

•Separation: the perceived reliability of Atleos’ financial statements if Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act; the failure of Voyix to perform under various transaction agreements; that Atleos may incur material costs and expenses as a result of the spin-off; Atleos’ obligation to indemnify NCR Voyix Corporation (“Voyix”) pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk Voyix may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that Atleos may receive worse commercial terms from third-parties for services it previously received from Voyix; that after the spin-off, certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR; and potential difficulties in maintaining relationships with key personnel; and

•Our Common Stock: Atleos’ stock price may fluctuate significantly; substantial sales in the public market may cause the price of Atleos’ common stock to decline; timing, amount or payment of dividends; dilution of ownership percentages; certain provisions in Atleos’ governing documents may prevent or delay an acquisition; the exclusive forum provision in Atleos’ bylaws could limit a stockholder’s ability to bring a claim against Atleos; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.
i

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. Atleos may not be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions, nor may stockholders achieve any particular level of stockholder returns. The separation may not enhance value for stockholders, nor may Atleos be commercially successful in the future, nor achieve any particular credit rating or financial results. Any forward-looking statement speaks only as of the date on which it is made. Atleos does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

Item 1.        BUSINESS
General
General Development of the Business
NCR Atleos Corporation (“Atleos,” the “Company,” “we,” “us,” and “our”) is an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, merchants, manufacturers, retailers and consumers. Self-directed banking is a rapidly growing, secular trend that allows banking customers to transact seamlessly between various channels all for the same transaction. Our comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network. While we provide all our solutions on a modular basis, we have also assembled these capabilities into a turnkey, end-to-end platform which we have branded “ATM as a Service.” On October 16, 2023, we completed our separation from NCR Corporation (now known as NCR Voyix Corporation or “Voyix” and referred to as “NCR” prior to the Separation) and launched as an independent publicly-traded company (the “Separation” or “Spin-off”). Additional information about the Separation can be found in Note 1, “Basis of Presentation and Significant Accounting Policies”, in Part II, Item 8 of this Annual Report on Form 10-K.

As ATM technology has evolved in recent years, the substantial majority of banking transactions can now be completed at the ATM, including cash deposits, withdrawals and other account services, as well as the origination of payments transactions such as bill payments and money transfer. In addition, the development of ITMs, which utilize remote bank employees to provide customer support and servicing via interactive video, enable customers to complete more complex transactions such as account opening, card issuance and replacement, and loan applications. We believe that ATMs and ITMs are increasingly the delivery channel of choice where transactions cannot be completed digitally, and for this reason, are critical to a broader strategy to provide convenient access for consumers.

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

Our solutions also offer distinct and powerful advantages to retailers and consumers. Through our ATMs and ITMs, retailers can create everyday banking destinations within their store footprints, driving new and repeat foot traffic and increased in-store spending while reducing the high labor costs associated with maintaining in-store financial services desks. Consumers benefit from increased convenience and connectivity through proximity to our network of approximately 78,000 self-service banking terminal locations, including the Allpoint network, which we believe is the largest retail surcharge-free independent network of ATMs in the U.S.

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

By delivering mission-critical solutions to a durable customer base under long term contracts, we generate diversified and largely recurring revenues across contracted software, services and predictable transactional revenue streams. We believe our scale, operational expertise and efficient use of capital, as a percentage of revenues, allows us to deliver meaningful free cash flows, with opportunities for further expansion as we pursue our growth objectives, undertake strategic acquisitions and return capital to our stockholders.

NCR Atleos Corporation’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NATL.”
Operating Segments
We manage our operations in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”).
•Self-Service Banking - Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer an ATM as a service (“ATMaaS”) solution to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.

•Network - Provides a cost-effective way for financial institutions, financial technology companies (“fintechs”), neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX solution gives consumers the ability to buy and sell Bitcoin.

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

Our Strategy
Our business strategy and growth roadmap are defined by the following:

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
◦Bank: We will continue to invest in winning more banks and credit unions, primarily seeking to deploy our ATMaaS model but also traditional company- and bank-owned models. Critically, we will continue to invest in our value proposition, ensuring that we allow our financial institution customers to offer a premier end-consumer experience at a material savings as compared to an internally developed ATM network.

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

•Shift traditional ATM business to recurring ATM as a Service model: We intend to continue investing to win new ATMaaS customers as well as convert existing customers operating under a traditional model. We estimate that the contractual ATMaaS model doubles recurring revenue as compared to a traditional ATM hardware and maintenance contract of comparable size, expanding our total addressable market. This is because historically certain of our customers would purchase some of the components that make up our ATMaaS offering from third-parties. By combining all of these components into one ATMaaS offering, the Company expects to expand its opportunities and expects to capture additional revenues. With an as a service model, we have an opportunity to win incremental market share by improving the utility of our customers’ self-directed banking solutions, driving retention.

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

•International Expansion: We intend to continue investing in international expansion. As of December 31, 2024, we have ATM networks in 12 countries and service ATMs in 65 countries and, in 2024, we generated 55% of our revenue outside of the United States. We will focus our expansion and investment on high cash jurisdictions, such as Italy and other European Union countries and beyond, where we believe we have an opportunity to build Allpoint-like networks in partnership with broader, country-level banking systems.

•Select M&A: We intend to continue to complement and accelerate our organic growth strategies through acquisitions. As historical operating businesses within NCR, we have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions where they can accelerate our growth objectives and are strategically and financially accretive.

Our business strategy and growth roadmap allow us to remain on the leading edge of secular trends driving self-directed banking, be efficient and have widespread availability of financial services and financial inclusion more broadly.

Products and Services
The comprehensive set of products and capabilities we deliver can be flexibly constructed into a solution to meet the needs of the customer. The flexibility of our model is well suited both for customers who are interested in a completely outsourced, turnkey solution and for those customers who prefer to integrate our products into their existing infrastructure. Our solutions consist of self-service software, self-service hardware, our global services network, ATM network, and managed services:
•Software: We develop, install, support and run software, which we brand as AMP (ATM Management Platform), to power a modern user experience for our proprietary and third-party hardware units. Select functionality includes device management, endpoint security, ATM marketing, cash management, transaction processing, personalization and application software. We have developed our software expressly to foster the digital first strategies of customers, including the requisite flexibility to enable seamless add-ons, upgrades, maintenance and security. We can earn revenue on a recurring, subscription basis based on multi-year contracts. Our software strategy is the driving factor behind the evolution of our financial profile to a more recurring, lower capital model.

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

•Global Services Network: Underlaying our self-service software and hardware solutions is our global service network that enables us to install, maintain, and repair our own units or third-party units. Hardware and software service support is offered on a stand-alone basis, as part of self-service solutions, or bundled with other managed services. The scale and global reach of our service network differentiates us from our competitors.

•ATM Network: The ATMs and ITMs we deploy are operated under either Company-owned, customer-owned, or partner-owned models, depending on the customer need and delivery model selected. The majority of the kiosks we serve are ATMs, however financial institutions and retailers are increasingly looking to video teller solutions to offer more self-service options to their customers, and we are well positioned to serve these needs.

In a Company-owned arrangement, we place ATMs generally at well-known retailers such as Circle K, Costco, CVS, Kroger, Target, and Walgreens. We also service and operate ATM networks on behalf of financial institutions, independent operators (ISOs) or program managers in either a Company-owned or customer-owned model, with services directed by the customer. We are typically responsible for the majority of the aspects of the ATM’s operations. Services can include transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. We typically earn revenue on a per transaction basis from the surcharge fees accepted by cardholders for the convenience of using our ATMs and from interchange fees paid by cardholders’ financial institutions when processing the transactions conducted on our ATMs, or on a fixed monthly recurring fee. In a customer-owned or partner-owned model, the bank, retail merchant or independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we generally provide processing only services or various managed services solutions.

With Company-owned ATMs we have an opportunity to augment revenue streams through branding arrangements, specifically by attaching customer logos to our ATMs and transactions both physically and digitally. These bank-branding arrangements allow a financial institution or fintech to expand geographically for less than the cost of building a branch location or placing a stand-alone ATM or advertising through costly media channels. Under these arrangements, the financial institution’s or fintech’s customers have surcharge-free access to do everyday banking at the branded ATMs. In return, we may receive branding fees from the financial institution or fintech while retaining our base revenue for non-branded cardholders using the branded ATMs. When the brand of a financial services provider is placed on an ATM, volumes typically increase which contributes to base revenue production through interchange and other applicable fees.

We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to Allpoint, our retail-based ATM network, providing convenient and surcharge-free cash withdrawal and deposit access to end consumers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode. Additionally, our LibertyX platform gives enrolled LibertyX users the ability to buy and sell Bitcoin.

•Managed Services: Our managed services, including ATMaaS solutions, help retailers, financial institutions, and ATM distributors run their end-to-end ATM channel by relying on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, a fee per transaction, or a fee per service provided. As part of this suite of services, we offer a full line of software such as multi-vendor ATM management systems software application suite and related hardware including multi-function ATMs, ITMs, thin-client ATMs, cash dispensers, and cash recycling ATMs. Additionally, we offer back office, cash management and delivery, software management, transaction management, ATM deployment, and routine and technical maintenance, among other related services. Each managed service arrangement is a customized ATM management solution that can include any combination of the services we offer.

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

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $66 million in 2024, $77 million in 2023, and $64 million in 2022. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under “Research and Development Costs,” and is incorporated herein by reference. We also continue to evaluate emerging technologies, such as machine learning and generative artificial intelligence, for incorporation into our business to augment our products and services.

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
Atleos leverages a global network of internal and third-party partner facilities to manufacture its products. As of December 31, 2024, our primary internal manufacturing facility is in Chennai, India and we leverage additional partner facilities located in Budapest, Hungary, and Chihuahua, Mexico.
Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Business Operations,” and is incorporated herein by reference.
Backlog

Backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, we may allow some orders to be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of product revenue derived from term-based software license arrangements that include customer termination rights and services revenue that is recurring or transaction-based business, for which backlog information has not historically been measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on remaining performance obligations.

Risk Management

Oversight. Atleos is committed to a strong oversight mechanism of material risks. The Atleos Board of Directors (the “Board”) has oversight of executive management’s responsibilities to design, implement and maintain an effective enterprise risk management (“ERM”) framework for our overall operational, information security, strategic, reputational, technology, sustainability, and other risks, including matters relating to, environment, health and safety, business continuity planning (“BCP”), third-party risk management (“TPRM”), and the security of our personnel and physical assets. In particular, the Audit Committee of the Board (the “Audit Committee”) will assist the Board in its oversight of risk management. Atleos’ management is responsible for developing and managing formal programs designed to identify, assess and respond to material and emerging risks and opportunities that may impact the achievement of Atleos’ strategic objectives.

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

In addition to the Chief Risk Officer, our Chief Compliance Officer has a direct channel to the Board. Our Chief Compliance Officer is responsible for oversight of compliance with local regulatory and business-specific requirements including those related to anti-money laundering (“AML”) and anti-bribery/anti-corruption (“ABAC”) laws globally. Additionally, our Chief Compliance Officer oversees investigations pertaining to fraud, conflicts of interest, violations of laws, and other similar matters, and reports on those activities to one or more Committees of the Board. All of these channels to the Board are designed to prevent risks and initiatives from being siloed into one channel and provide a clear and accurate picture of the Company’s evolving risk landscape.

Business Ethics and Integrity. Our Code of Conduct sets forth standards designed to uphold our values and foster integrity in our relationships with one another and our valued stakeholders. Our Code of Conduct is available at https://www.ncratleos.com/corporate-governance-docs/ncr-atleos_atleos-code-of-conduct.pdf.

Everyone at Atleos is required to annually take our Code of Conduct training, available in 13 languages. Training is updated annually, taking into account the recent compliance matters and the Company’s compliance risk profile. Our Ethics and Compliance Team is responsible for managing the Company’s adherence to the Code of Conduct. In 2024, 100% of active Atleos employees and each member of the Board of Directors completed our annual Code of Conduct training.

Data Protection, Privacy and Security. Atleos’ data protection, cybersecurity, and privacy program initiatives receive oversight from the Audit Committee, as well as from several members of our Executive Leadership Team including the Chief Operating Officer, General Counsel, and Chief Information & Technology Officer. Atleos’ Chief Information & Technology Officer, Chief Information Security Officer (“CISO”) and Chief Privacy Officer are responsible for management of these programs. Additional support is provided by our Chief Risk Officer and our Chief Compliance Officer.

Atleos supports certain privacy protections for those with whom we interact. Under the direction of Atleos’ Chief Privacy Officer, Atleos’ privacy professionals offer advice and guidance on practices such as: complying with privacy laws and regulations; designing solutions with privacy in mind; implementing contracts governing intracompany activities; minimizing the collection of data; providing meaningful notice and choice; and safeguarding information. The privacy program is supported by dedicated privacy attorneys, privacy program managers within the business, and data protection officers in various locations internationally. Many of these privacy professionals have industry recognized privacy certifications from the International Association of Privacy Professionals.

Under the direction of Atleos’ CISO, the Global Information Security organization is responsible for implementing and maintaining an information security program designed to protect information technology resources and protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets. Also, we employ various information technology and protection methods designed to promote data security, including firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption.

To further our commitment to data privacy and cybersecurity:
•Atleos maintains the ISO 27001 certification for certain locations throughout the United States, Europe, and India;
•Third-party audits for PCI-DSS, PA-DSS and SSAE-18 SOC2 are conducted for certain service offerings;
•Atleos maintains an information security awareness and training program. Employees and contingent workers are required to complete training within 30 days of hire, as well as an annual refresher course. Additionally, Atleos performs regular testing designed to educate employees to identify email “phishing” attacks;
•Atleos’ corporate insurance policies include certain information security risk policies that cover network security, privacy and cyber events; and
•Our Atleos Privacy Policy can be found on the Company website for further viewing at https://www.ncratleos.com/privacy.

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

As part of our overall ERM approach, our TPRM program is designed to enable proper risk identification and oversight of Atleos’ vendors and includes the following objectives:
•Perform risk-based segmentation and prioritization of all existing and new Atleos vendors
•Perform sanctions screenings on all vendors and ABAC screenings on applicable vendors
•Perform extended due diligence on identified high risk vendors to include responsible sourcing, business continuity, information security, data privacy, and other reviews as applicable
•Perform Financial Risk Assessment on identified high risk vendors

Additionally, we take a risk-based approach to supply chain due diligence. We engage with the majority of our largest suppliers on a quarterly basis to identify potential risk exposure. As part of our supplier partner onboarding process, supplier partners are required to certify compliance with International Electrotechnical Commission 62474 standards. Atleos requires its supplier partners to maintain compliance with the Restriction of Hazardous Substances (RoHS) Directive, Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation, and other applicable regulations.

Human Capital Resources

On December 31, 2024, Atleos had approximately 20,000 employees worldwide. Given the multinational nature of our business, we monitor our global employment footprint. As of December 31, 2024, our employees by geographic region included approximately: 26% in the Asia Pacific region; 40% in the Europe, Middle East and Africa region; 17% in the Americas, excluding the United States; and 17% in the United States.

Atleos has taken the opportunity to review, revamp and establish the programs necessary to drive a successful future for our employees and our company. Atleos continues to prioritize investment and focus on its human capital resources.

Our progress to date includes:
•Established a university hiring program and welcomed 200 intern and graduate hires in our inaugural year;
•Enhanced various Total Rewards programs, such as short-term incentive plans with common measures that reinforce commitment to operational excellence and align with external commitments;
•Introduced NCR Atleos Core Values;
•Improved strategy-sharing and goal-setting process and resources to more effectively cascade and embed understanding of our strategy throughout the organization, as well as drive accountability;
•Launched training and development resources via Linkedin Learning and NCRA U (NCR Atleos University);
•Enhanced performance lifecycle by incorporating mid-year reviews and mandatory self-assessments to better manage, engage and reward our employees;
•Creation of our Site Leader Alliance to enhance multi-site collaboration and sharing of employee engagement opportunities and best practices, driving engagement at the regional and site levels;
•Deployed Front-line Leadership program for increased development opportunity at the manager/senior manager level;
•Simplified job profiles to create better line of sight for career paths and improve overall organizational health; and
•Piloted an enhanced onboarding experience that drives a more engaging employee experience and better sets employees up for success.

Our current roadmap for future programs to invest in our people includes:
•Up and right-skilling talent in support of our ‘prioritize service’ focus;
•Reinforce and build upon our company culture, employee engagement, and employee value proposition;
•Continue to expand internal talent development programs and opportunities to enhance engagement and retention;
•Further embed our core values of accountability, collaboration, and innovation within the employee experience;
•Enhancing our Business Resource Group program to support inclusion, boost engagement and increase development and networking opportunities;
•Expand university, military, and related programs to attract, hire, and grow diverse talent; and
•Embrace simplicity by investing in our people, platforms and processes.

Government Regulations

We are subject to a variety of evolving government laws and regulations, including those related to environmental protection, in the various jurisdictions in which we operate or our products are sold, or where our offerings are used, including, for example, privacy and data protection laws, regulations and directives, and anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act. In addition, though not material to our business taken as a whole, certain parts of our operating segments are subject to industry-specific laws and regulations. For example, the ATM business is subject to the Electronic Fund Transfer Act which governs the rights, obligations and liabilities of participants in Electronic Fund Transfer Systems (including ATMs); portions of our payments-related business are subject to or contractually obligated to comply with certain anti-money laundering laws and regulations such as the Bank Secrecy Act and their international counterparts; portions of certain businesses are customer-facing and may be subject to certain consumer protection requirements such as oversight by the Consumer Financial Protection Bureau (“CFPB”) and Federal Trade Commission (“FTC”) and similar state or foreign agencies in the jurisdictions where they operate; and portions of certain businesses are subject to a number of foreign, federal and state licensing requirements including money transmission, money services and virtual currency, which may be subject to regulatory changes in the future in the jurisdictions where they operate.

Our LibertyX business is subject to specific government laws and regulations. As a Bitcoin reseller, the LibertyX business must obtain money transmitter licenses in those states that have deemed the direct sale of Bitcoin to be “money transmission” in their state money transmitter regulations. Additionally, we must obtain a virtual currency license in New York and Louisiana because those states have developed a specific license requirement for companies that engage in virtual currency business activity. While we have wound down the LibertyPay business operations, we continue to maintain its associated money transmitter licenses. These licenses may be used in the future to support other Company initiatives that may require such licensure. While we believe that the Company has obtained the licenses necessary for its businesses to operate lawfully in the jurisdictions in which it operates, it is possible that jurisdictions may require new or modified licenses due to evolving regulation in this space. As a money service business, LibertyX must register with Financial Crimes Enforcement Network and comply with AML regulations, including the Bank Secrecy Act, the USA Patriot Act, and Office of Foreign Assets Control (“OFAC”) regulations. The business is required to maintain customer identification and transaction monitoring programs, including, but not limited to, collection and verification of know your customer information, OFAC and politically exposed person screening, customer due diligence/enhanced due diligence processes, and currency transaction records and suspicious activity filings. LibertyX must also comply with the consumer protection regulations under 12 CFR Part 1005 (Regulation E). We monitor the evolving regulatory environment closely, because it could result in changes to our businesses. For example, states may enact legislation relating to virtual currency kiosks that could limit our ability to operate.

Although we do not currently expect that compliance with government laws and regulations, including environmental regulations and those designated to address climate risk, will have a material effect on the capital expenditures, cash flow, financial condition, earnings and competitive position of the Company or its segments, it is possible that such compliance could have a material adverse impact on our capital expenditures, cash flow, financial condition, earnings or competitive position, including, but, not limited to, as our Self-Service Banking, Network or T&T businesses grow or change. Further, while we do not currently expect to incur material capital expenditures related to compliance with such laws and regulations, it is possible that environmental matters will lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance relating to environmental regulations, particularly the Kalamazoo River matter, is reported in Item 8 of Part II of this Report as part of Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated here by reference. Further information regarding the potential impact of compliance with governmental laws and regulations is also included in Item 1A of this Report and is also incorporated here by reference.

Information about our Executive Officers
The Executive Officers of Atleos (as of March 3, 2025) are as follows:

Name	Age	Position and Offices Held
Timothy C. Oliver	56	President and Chief Executive Officer
Andrew Wamser	51	Executive Vice President and Chief Financial Officer
Stuart Mackinnon	53	Executive Vice President and Chief Operating Officer
Andrea Burson	46	Executive Vice President and Chief Human Resources Officer
Ricardo J. Nuñez	60	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Andrew R. Duvall	47	Chief Accounting Officer

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

Andrew Wamser is the Executive Vice President and Chief Financial Officer for Atleos, a position he has held since January 27, 2025. Prior to joining Atleos, Mr. Wamser served as Senior Vice President and Chief Financial Officer of BlueLinx Holdings Inc., a wholesale distributor of building and industrial products, from July 2023 to January 2025. From February 2018 to April 2023, Mr. Wamser served as Executive Vice President and Chief Financial Officer of Mativ Holdings, a global specialty materials company, where he was responsible for financial planning and analysis, tax, treasury, accounting, investor relations, and strategy / M&A. From August 2014 to January 2018, Mr. Wamser served as Vice President, Finance, Treasurer and Investor Relations, at AutoNation, Inc. Earlier in his career, Mr. Wamser held investment banking roles at Barclays Capital and at UBS, where he was a Managing Director that supported clients in the Global Industrials Group. Mr. Wamser has a Master of Business Administration from Washington University in St. Louis and Bachelor of Arts from Miami University (Ohio).

Stuart Mackinnon is the Executive Vice President and Chief Operating Officer of Atleos, a position he has held since October 16, 2023. Most recently, Mr. Mackinnon served as the Executive Vice President of Network Global Technology of NCR, a role he held from August 2021 to October 16, 2023. As Executive Vice President of Network Global Technology of NCR, Mr. Mackinnon was responsible for the strategy and implementation of NCR’s global ATM technology and operations, including ensuring around-the-

clock operational status, performance monitoring, cash management, technical and call center support, and field operations. He was directly responsible for developing innovative technology solutions with a focus on efficiency and service. Before joining NCR in June 2021 in connection with the acquisition of Cardtronics plc (“Cardtronics”), Mr. Mackinnon served as Executive Vice President of Technology and Chief Information Officer at Cardtronics, in which position he continued to serve through August 2021. He joined Cardtronics after the company acquired Columbus Data Services, the largest ATM processor in North America, where he held the position of President for five years. Mr. Mackinnon has also held senior technology roles at Threshold Financial Technologies and Choice Hotels in Canada.

Andrea Burson is the Executive Vice President and Chief Human Resources Officer of Atleos, a position she has held since January 27, 2025. Previously, she was the acting Chief Human Resources Officer from July 2024 to January 2025. In her position, Ms. Burson oversees all aspects of human resources, including talent acquisition and development, compensation and benefits programs, and employee and labor relations. Ms. Burson has held several HR leadership roles at Atleos and NCR, including Vice President of Global Talent Acquisition and Global Executive HR Business Partner for various functions, including sales, product, professional services, and customer support. She joined NCR in June 2021 following its acquisition of Cardtronics, where she was Vice President of Human Resources. During her 10 years in progressive leadership roles at Cardtronics, she was instrumental in driving HR strategy in alignment with corporate objectives. Her experience extends to positions at Dassault Systèmes and Maersk Inc. Ms. Burson holds a Bachelor of Science degree from the University of Florida and is industry-certified as a Professional in Human Resources (PHR) and SHRM-Certified Professional (SHRM-CP).

Ricardo J. Nuñez is the Executive Vice President, General Counsel, Secretary and Chief Compliance Officer of Atleos, a position he has held since October 16, 2023. Mr. Nunez was hired by NCR pre-separation on September 18, 2023. From 2016 to 2023, Mr. Nuñez served as Chief Legal Officer, Chief Compliance Officer and Corporate Secretary of Mativ Holdings, Inc. (formerly SWM International, Inc.), a global specialty materials company where he was responsible for the legal, risk and internal audit functions. From 2007 to 2015, Mr. Nunez served as General Counsel, Corporate Secretary and Chief Compliance Officer of HD Supply, Inc., a spin-off from The Home Depot, where he co-led the subsequent initial public offering. From 2005-2007, Mr. Nunez served as Vice President, Legal of The Home Depot. From 1996 – 2005 Mr. Nunez served in positions of increasing responsibility at General Electric Company and began his legal career in private practice at Steel Hector & Davis (now Squire Patton & Boggs). Mr. Nunez received a Bachelor of Science in Economics from The Wharton School of Business and his Juris Doctor from Columbia University School of Law.

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

Available Information
Atleos makes available through its website at http://investor.ncratleos.com, free of charge, the reports it files with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC also maintains a website (http://www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. Atleos will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2025 Annual Meeting of Stockholders (the 2025 Proxy Statement), portions of which are incorporated herein by reference. Atleos also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR Atleos—Investor Relations
864 Spring Street NW
Atlanta, GA 30308
Phone: 832-308-4999
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

Risks Associated with our Strategy & Technology
•If we are unsuccessful in growing our business, our results could be negatively impacted.
•If we do not develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results may be impacted.
•If we do not compete effectively within the technology industry, we will not be successful.
•If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth.
•Our multinational operations, including in new and emerging markets, expose us to business and legal risks.

Risks Associated with our Business Operations
•Our business may be adversely impacted by domestic and global economic and credit conditions.
•Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
•We are subject to significant risks and uncertainties from the payments-related business and industry.
•We maintain a significant amount of vault cash, which is necessary to operate our business, involves risk of loss and is subject to cost fluctuations based on interest rate movements.
•If we do not retain key employees, or attract quality new and replacement employees, we may not meet our business objectives.
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

Risks Associated with our Finance & Accounting
•The degree to which we are leveraged may materially and adversely impact our business, financial condition and results of operations.
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
•The agreements governing certain of our indebtedness provide that our borrowings will bear interest at a variable rate which subjects us to interest rate risk.
•The terms governing our trade receivables facility, and obligations to remit collections on the sold receivables, could restrict or otherwise limit our financial and business operations.
•A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future capital costs and reduce our access to capital.
•Our pension liabilities could adversely impact our liquidity and financial condition.
•We may be required to write down the value of certain significant assets, adversely impacting our operating results.

Risks Associated with Law & Compliance
•Failure to protect intellectual property may have an adverse effect on our business.
•Changes to our tax rates and additional income tax liabilities could impact profitability.
•We face uncertainties with regard to regulations, lawsuits and other related matters.
•Changes to cryptocurrency regulations could impact profitability.

Risks Associated with the Spin-Off
•If Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, the reliability of Atleos’ financial statements may be questioned and Atleos’ stock price may suffer.
•Voyix may fail to perform under various transaction agreements that were executed as a part of the spin-off or Atleos may fail to have necessary systems and services in place when Voyix is no longer obligated to provide services under the various agreements.
•Under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes.
•In connection with the spin-off, Voyix has and will indemnify Atleos for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Atleos against the full amount of such liabilities, or that Voyix’s ability to satisfy its indemnification obligation will not be impaired in the future.
•In connection with our separation, Atleos has and will assume, and indemnify Voyix for, certain liabilities. If we are required to make payments pursuant to these indemnities to Voyix, we would need to meet those obligations and our financial results could be adversely impacted.
•If the distribution of shares of Atleos, together with certain related transactions, does not qualify as a reorganization within the meaning of sections 368(a)(1)(D) and 355 of the IRS Code that is generally tax-free for U.S. federal income tax purposes, you and Voyix could be subject to significant U.S. federal income tax liability and, in certain circumstances, Atleos could be required to indemnify Voyix for material taxes pursuant to indemnification obligations under the tax matters agreement.
•To preserve the tax-free treatment to Voyix and its stockholders of the distribution and certain related transactions, under the tax matters agreement, Atleos is restricted from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and such related transactions.
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

Risks Associated with Atleos Common Stock
•Atleos’ stock price may fluctuate significantly.
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

In recent years, we have shifted our business model to become a software- and services-led enterprise provider, focusing on increased software and services revenue, as well as recurring revenue, to enable Atleos to become an as-a-Service company. Activating our strategy to create ATM as a Service could adversely impact our revenue and margin as we shift toward increasing recurring revenue. We expect to continue to spend and may increase our capital expenditures to support our shift to ATM as a

Service with the focus on our strategic growth platforms, which are the offerings with the highest growth potential to accelerate the shift. Our success depends on the return on investment generated from the capital expenditures and our ability to continue to execute these strategies, while improving the Company’s cost structure. Successful execution of our strategy and the businesses associated with the strategic growth platforms depends on a number of different factors including, among others, developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; successfully expanding the payment processing market; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; improving our service performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; and integrating, developing and supporting software gained through acquisitions. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing software and services and expanding our customer base at the rate that we anticipate, implementing and managing these various initiatives and minimizing any resulting loss in productivity, or if the costs to complete these initiatives is higher than anticipated, we may not meet our growth and gross margin projections or expectations, and operating results could be adversely impacted.

If we do not develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results may be impacted.

The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. We expect to continue to spend and may increase our capital expenditures and allocate these expenditures primarily to our strategic growth platforms. In addition, certain of our solutions, including our cloud solutions, may require us to build, lease or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. In addition, our success may be impacted by safety and security technology and industry standards. We may not be able to anticipate our customers’ needs and technological and industry trends accurately, or to complete development of new solutions efficiently, including with respect to rapid technological developments and innovations in artificial intelligence. In addition, contract terms, market conditions or customer preferences may affect our ability to limit, sunset or end-of-life our older products in a timely or cost-effective fashion. New regulations could also negatively impact our ability to develop and introduce new solutions. The global regulatory landscape is constantly evolving, with numerous new regulations issued annually. New regulations, including those related to artificial intelligence, could lead to longer new product development cycle times or cause rework which would delay product launches and lead to increased product development and manufacturing costs. If any of these risks materialize, we may be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be materially impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be adversely impacted.

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

Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market. Vertically integrated competitors, such as expanded product and service offerings by cash-in-transit providers, may offer comprehensive bundled product and service offerings, or we may face additional competition associated with the creation, integration, and consolidation of competitors through transactions as well as the introduction of alternative payment mechanisms, such as Venmo, Zelle, Square’s Cash App, Facebook Messenger Payments, Apple Pay, virtual currencies such as Bitcoin and other emerging payment technology. Increased competition could result in reduced usage of our ATMs, transaction fee reductions, reduced gross margins, and loss of market share. In addition, our customers sometimes finance our product sales through third-party financing companies, and in the case of customer default, these financing companies may be forced to resell the equipment at discounted prices, competing with us and impacting our ability to sell incremental units. As a result, the failure to effectively adapt our organization, products, and services to the market, the entrance of new competitors into the market, or the innovation or growth of existing competitors could significantly reduce market share of our offerings, decrease demand for our solutions, significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our business, operations, cash flows, operating profits and financial conditions.

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

For the years ended December 31, 2024, 2023, and 2022, the percentage of our revenue from outside of the United States was 55%, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to sell our solutions and manufacture internationally, including in new and emerging markets, is subject to risks, which include, among others:

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

The bank failures, such as those in 2023 and 2024, in addition to other global macroeconomic conditions, have from time to time caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our material input costs are adversely affected by tariffs imposed by the U.S. government on products imported into the United States and by trade restrictions imposed on business dealings with particular entities and/or individuals. Further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products, disrupt our supply chain and logistics, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heighten cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. We cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

Our vault cash rental expense is based primarily on floating interest rates. As a result, our vault cash rental costs are sensitive to changes in interest rates. Although we currently hedge a portion of our vault cash interest exposure by using interest rate swaps, we may not be able to enter into similar arrangements for similar amounts in the future. Our currently high rental cash expense and any significant increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses.

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

We have operations all over the world and our sites in California, Texas, Florida, and India are particularly vulnerable to climate change effects. The west coast of the United States, and Los Angeles in particular, recently experienced historic wildfires; hurricanes in Texas and Florida led to massive power outages; multiple hurricanes formed over the gulf coast as well as a typhoon in the Philippines; and the Appalachian region suffered historic floods—all of which caused significant destruction to the affected regions. We anticipate that similar weather events will continue to bring significant annual destruction in vulnerable areas. In India, extreme temperatures and increased cyclones’ frequency could interrupt our business continuity arrangements. The long-term effects of climate change could have significant repercussions for the global economy and cause significant financial and physical damages to Atleos.

Climate change is also driving new regulations and customer requirements. Our vehicle fleet is a significant contributor to our overall carbon footprint. Several jurisdictions have set sunset dates for combustion engine vehicles and some customers are asking us to transition our fleet to Electric Vehicles (EVs). However, due to technology and infrastructure constraints, an EV is not suitable for all applications. Additionally, we project that increased use of EVs is likely to lead to increased capital expenditures and higher leasing and insurance costs, or in some cases an inability to obtain insurance due to flood risk from hurricanes and other natural disasters in certain regions.

Heightened demand for low-carbon technology may lead to an insufficient supply of critical minerals, such as copper and lithium which are essential for ATM manufacturing, leading to increased costs, longer production timeline and reduced profitability. Because there is concern about future availability of these materials - due to the transition to a lower carbon economy and potentially reduced availability due to geopolitical tensions - certain jurisdictions are enacting legislation to increase capture and recycling rates. This may result in higher product development costs to redesign components for increase recyclability, as well as end-of-life costs as some jurisdictions prohibit passing on recycling and waste disposal costs to customers.

Europe has implemented a Cross Border Adjustment Mechanism (CBAM) for embodied carbon for certain categories of materials, with the intent to add additional materials in the future. Regulations like CBAM and governmental goals may drive the development of new low-carbon steel and aluminum production processes, like electrolytic hydrogen, which may cause cascading price increases for ATM components, leading to higher supply chain costs and lower profit margins.

Data protection, cybersecurity and data privacy issues could adversely impact our business.

Our products and services, including our cloud and hosted solutions as well as our payments and networking solutions, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction, Bitcoin, cardholder information, private keys, and personal data of our customers and end-users. We also have access to transaction and personal data of our customers and their customers through or in the course of servicing our products or third-party products. Additionally, we collect, use and store personal data of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to protect and safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption, financial impact, intellectual property theft and unauthorized use, political motives, or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could adversely impact our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding, potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products or our business. In the course of our business activities, Atleos contracts with numerous suppliers, vendors and resellers who may experience a cybersecurity, data protection or privacy issue that could adversely impact our operating results. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely impact marketplace confidence and reputation. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the landscape evolves, we may also find it necessary to make significant further investments to protect information and infrastructure.

Like most companies, Atleos is regularly the subject of attempted cyberattacks, which may involve personal data. Most such attacks are detected and prevented by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will always be successful and any failure could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our reputation, legal exposure and financial losses. Further, cyberattacks are becoming more frequent and sophisticated, including through emerging artificial intelligence technologies, which may intensify or exacerbate cybersecurity risks or introduce new risks.

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
The personal information and other data that we process and store also are subject to data security and data privacy obligations and laws of many jurisdictions, which are growing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may provide a private right of action for individuals alleging a breach of privacy rights, including, for example, the Illinois Biometric Information Privacy Act (“BIPA”). These laws may also conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and the Brazilian General Data Protection Law. Complying with these evolving and varying standards could require significant expense and effort and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third-party lawsuits alleging significant damages, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders. As another example, the Illinois BIPA provides aggrieved plaintiffs the ability to recover $1,000 for each unauthorized scan of biometric data, and $5,000 for each scan found to be in willful disregard of the statute.

FINANCE & ACCOUNTING

The degree to which we are leveraged may materially and adversely impact our business, financial condition and results of operations.

Atleos has approximately $2,994 million of indebtedness outstanding with an additional $350 million of borrowings available under a senior secured revolving credit facility. Atleos may also incur additional indebtedness in the future. This significant amount of debt could:

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

Our credit agreement governing the senior secured facilities and the indentures for our senior secured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or otherwise limit our ability and the ability of our subsidiaries to, among other things:

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

The senior secured credit agreement and the indentures for our senior secured notes also contain certain affirmative covenants, and the senior secured credit agreement requires us to comply with a leverage ratio that measures our debt relative to our Consolidated EBITDA (as defined in the senior secured credit agreement).

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
•Upon an event of default under the indentures for our senior secured notes, the related trustee or the holders of our senior secured notes could declare all outstanding amounts immediately due and payable.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness.

Although the agreements governing our debt include restrictions on our ability to incur additional debt, those agreements do not prohibit us from incurring additional debt or pursuing other financing arrangements. As a result, the amount of additional debt and other obligations that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness”

under agreements governing our debt. Accordingly, to the extent permitted under our agreements governing our debt, we could incur significant additional debt, liabilities or similar obligations in the future, some of which could constitute secured debt (such as additional debt under any credit agreement). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

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

The agreements governing certain of our indebtedness provide that our borrowings will bear interest at a variable rate which subjects us to interest rate risk, which could cause our debt service obligations or other costs of capital to increase significantly.

Our borrowings under certain of the agreements governing our debt are priced using variable rates of interest and expose us to interest rate risk. Market interest rates have increased over the past several years and may continue to increase as a result of action by the U.S. Federal Reserve and other factors, and as a result, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even if the amount borrowed were to remain the same. Although we may enter into interest rate swaps or similar instruments to reduce interest rate volatility in connection with our variable rate financing arrangements, we cannot provide assurances that we will be able to do so or that such swaps or instruments will be effective.

The terms governing our trade receivables facility, including the length of term, financial and other covenants, and obligations to remit collections on the sold receivables, could restrict or otherwise limit our financial and business operations.

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

Pursuant to the employee matters agreement, Atleos assumed sponsorship of the NCR United States (“U.S.”) pension plan and assumed or retained certain other non-U.S. pension plans (which are not fully-funded). In connection with Atleos’ assumption or retention of the NCR pension plans, as applicable, Atleos is responsible for the funding of all benefit obligations under the plans, including the obligation to make any cash contributions required by law. As of December 31, 2024, the funded status of the U.S. pension plan was an underfunded position of $279 million, and the funded status of the non-U.S. pension plans was a funded position of $162 million. Although NCR has previously taken several actions to improve the funded status of benefit obligations under the pension plans (including rebalancing the United States and international plan assets in order to reduce volatility, making several discretionary contributions to the pension plans and, from time to time, taking de-risking actions, such as plan settlements), the remaining underfunded pension obligation continues to require ongoing cash contributions, which will be the responsibility of Atleos going forward. The underfunded pension obligation also may be affected by future asset transfers and settlements relating to the pension plans.

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

We have a number of significant assets on our balance sheet as of December 31, 2024 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. See Note 7, “Income Taxes”, to the Consolidated Financial Statements set forth herein. Our deferred tax assets, net of valuation allowances, totaled approximately $424 million and $431 million as of December 31, 2024 and 2023, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

Protecting our intellectual property through patents and other intellectual property rights is expensive and time-consuming, which can impact our ability to obtain such protection by certain of those rights, for example, through patents.. As such, we may not be able to obtain protection, including through certain such rights, for some of our intellectual property. Where we are successful, it is expensive to maintain certain intellectual property rights, such as in the case of patents, which may impact our ability to maintain them, and they can be more limited than desired. Current and possible future changes to U.S. or foreign intellectual property laws and regulations, or interpretations of them, may harm our ability to obtain protection of our intellectual property, impact, or jeopardize the enforceability, validity or scope of our intellectual property rights. This along with other legal and business reasons could result in our inability to enforce, or impact the enforcement of, our intellectual property rights (including in view of the patent portfolio of third parties). We may be unable to obtain trademark protection, including trademark registrations, for our products or services and associated brands, and our existing and future trademarks may not provide us with competitive advantages or distinguish our products or services from those of our competitors. In addition, our trademarks, including registrations and applications to register them, may be contested or found to be weak, unenforceable or invalid, and we may not be able to prevent third parties from using, infringing or otherwise violating them.

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

We expect new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Climate change regulation in particular has been the subject of federal and state regulation in the United States as well as in other jurisdictions around the world. In particular, many of these regulations, including those related to climate disclosures, change frequently and may conflict among the various jurisdictions and countries in which we provide services. The pace of regulatory change in these areas has accelerated in recent years, and many regulatory developments are subject to increased challenge and uncertainty of application or implementation. For instance, the Corporate Sustainability Reporting Directive (“CSRD”) in Europe, the SEC’s recently adopted, but currently stayed, climate disclosure rules, and the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, among other similar laws, have resulted, and will continue to result, in increased compliance costs, and the failure to comply with these laws can result in significant monetary penalties. We anticipate that the direct costs associated with the various new sustainability-related regulations will be material. Additionally, we anticipate indirect costs due to regulation driven customer requirements and increased supplier costs that are passed through the value change, which may have an impact on our future operating results.

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

RISKS RELATED TO THE SPIN-OFF

If Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, the reliability of Atleos’ financial statements may be questioned and Atleos’ stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, Atleos is required, as of December 31, 2024, to document and test its internal control procedures, its management is required to assess and issue a report concerning its internal control over financial reporting and its independent auditors are required to issue an opinion on Atleos’ internal control over financial reporting. The rules governing the standards that must be met for management to assess Atleos’ internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, Atleos’ management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If Atleos’ management concludes that Atleos’ internal control over financial reporting is not effective, or its auditors identify material weaknesses in Atleos’ internal controls, investor confidence in Atleos’ financial results may weaken, and Atleos’ stock price may suffer.

Voyix may fail to perform under various transaction agreements that were executed as part of the spin-off or Atleos may fail to have necessary systems and services in place when Voyix is no longer obligated to provide services under the various agreements.

Atleos and NCR entered into certain agreements, such as the separation and distribution agreement, a transition services agreement, a tax matters agreement, certain intellectual property agreements, an employee matters agreement, the commercial agreements and other agreements, which provide for the performance by each company for the benefit of the other for a period of time after the spin-off. If Voyix is unable to satisfy its obligations under these agreements, including its indemnification obligations in favor of Atleos, we could incur operational difficulties or losses.

If Atleos does not have in place its own systems and services, and does not have agreements with other providers of these services when the transitional or other agreements terminate, or if Atleos does not implement the new systems or replace Voyix’s services successfully, Atleos may not be able to operate its business effectively, which could disrupt its business and have a material adverse effect on its business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services Voyix is expected to provide during the transition period.

Under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes.

After the spin-off, there is the possibility that certain liabilities of Voyix could become Atleos’ obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the NCR United States consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is jointly and severally liable for the United States federal income tax liability of the entire NCR United States consolidated group for that taxable period. Consequently, if Voyix is unable to pay the consolidated United States federal income tax liability for a prior period, Atleos could be required to pay the entire amount of such tax which could be substantial and in excess of the amount which may be allocated to it under the tax matters agreement that we entered into with NCR. For a discussion of the tax matters agreement, see the section of the Company’s information statement, which is included as Exhibit 99.1 to Atleos’ Current Report on Form 8-K that was furnished with the SEC on August 15, 2023 (the “Information Statement”), entitled “Certain Relationships and Related Transactions—Agreements with NCR—Tax Matters Agreement”; other provisions of federal law establish similar liability for other matters.

In connection with Atleos’ spin-off from NCR, Voyix has and will indemnify Atleos for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Atleos against the full amount of such liabilities, or that Voyix’s ability to satisfy its indemnification obligation will not be impaired in the future.

Voyix has agreed to indemnify Atleos for certain liabilities as discussed further in the section of the Information Statement entitled “Certain Relationships and Related Transactions—Agreements with NCR.” However, third parties could also seek to hold Atleos responsible for liabilities that Voyix has agreed to retain, and there can be no assurance that the indemnity from Voyix will be sufficient to protect Atleos against the full amount of such liabilities, or that Voyix will be able to fully satisfy its indemnification obligations. In addition, Voyix’s insurers may attempt to deny coverage to Atleos for liabilities associated with certain occurrences of indemnified liabilities prior to the spin-off.

In connection with our separation, Atleos has and will assume, and indemnify Voyix for, certain liabilities. If we are required to make payments pursuant to these indemnities to Voyix, we would need to meet those obligations and our financial results could be adversely impacted.

Atleos has assumed and agreed to indemnify Voyix for certain liabilities as discussed further in the section of the Information Statement entitled “Certain Relationships and Related Transactions—Agreements with NCR.” Payments pursuant to these indemnities may be significant and could adversely impact our business, financial condition, results of operations and cash flows, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution or relating to environmental matters.

If the distribution of shares of Atleos, together with certain related transactions, does not qualify as a reorganization within the meaning of sections 368(a)(1)(D) and 355 of the Code that is generally tax-free for U.S. federal income tax purposes, you and Voyix could be subject to significant U.S. federal income tax liability and, in certain circumstances, Atleos could be required to indemnify Voyix for material taxes pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the distribution of shares of Atleos that Voyix receive an opinion of each of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), tax counsel to Voyix, and Ernst & Young LLP (“EY”), tax advisor to Voyix (the “Tax Opinions”), substantially to the effect that, among other things, the distribution, together with certain related transactions, qualified as a reorganization within the meaning of sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986 (the “Code”). The Tax Opinions relied on certain facts, assumptions, representations and undertakings from Voyix and Atleos, including those regarding the past and future conduct of the companies’ respective businesses and other matters. Notwithstanding the Tax Opinions, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinions. For more information regarding the Tax Opinions, see the section of the Information Statement entitled “United States Federal Income Tax Consequences of the Distribution.”

If the distribution or any of the above referenced related transactions is determined to be taxable for U.S. federal income tax purposes, a stockholder of Voyix that has received shares of Atleos common stock in the distribution and Voyix could each incur significant U.S. federal income tax liabilities. In addition, Voyix and we could incur significant U.S. federal income tax obligations, whether under applicable law or under the tax matters agreement that we entered into with Voyix. For a discussion of the tax consequences of the distribution, together with certain related transactions, please refer to the section of the Information Statement entitled “United States Federal Income Tax Consequences of the Distribution.”

To preserve the tax-free treatment to Voyix and its stockholders of the distribution and certain related transactions, under the tax matters agreement, Atleos is restricted from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and such related transactions.

To preserve the tax-free treatment to Voyix and its stockholders of the distribution and certain related transactions, under the tax matters agreement that Atleos entered into with NCR, Atleos is restricted from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution, together with certain related transactions. Failure to adhere to any such restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Voyix for which we could bear responsibility and for which we could be obligated to indemnify Voyix. In addition, even if we are not responsible for tax liabilities of Voyix under the tax matters agreement, we nonetheless could potentially be liable under applicable tax law for such liabilities if Voyix were to fail to pay such taxes.

The terms of the tax matters agreement may, furthermore, restrict us from taking certain actions, particularly for the two years following the spin-off, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. Any such restrictions could impair our ability to implement strategic initiatives. Also, any indemnity obligation to Voyix might discourage, delay or prevent a change of control that we or our stockholders may consider favorable. These restrictions may limit Atleos’ ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax matters agreement, Atleos is required to indemnify Voyix against certain tax liabilities as a result of the acquisition of Atleos’ stock or assets, even if Atleos did not participate in or otherwise facilitate the acquisition. For a discussion of the tax matters agreement, see the section of the Information Statement entitled “Certain Relationships and Related Transactions—Agreements with NCR—Tax Matters Agreement.”

The spin-off and related internal restructuring transactions may expose Atleos to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include (a) transfers made or obligations incurred with the actual intent to hinder, delay, or defraud current or future creditors or (b) transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by Voyix or Atleos or any of their respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning Atleos’ assets or Atleos’ shares and subjecting Voyix and/or Atleos to liability.

The distribution of Atleos common stock is also subject to state corporate distribution statutes. Under the Maryland General Corporation Law (“MGCL”), a Maryland corporation, including Voyix, generally may not pay a dividend if, after giving effect to the dividend, the corporation would not be able to pay its debts as such debts become due in the ordinary course of business or, except as provided in the next sentence, the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend which, in Voyix’s case, includes the Series A Convertible Preferred Stock. Even if a Maryland corporation does not satisfy the second prong of the distribution test, a Maryland corporation may pay dividends to its stockholders from: (i) the net earnings of the corporation for the fiscal year, or preceding fiscal year, in which the distribution is made or (ii) the sum of the net earnings of the corporation for the preceding eight fiscal quarters. Although Voyix made the distribution of Atleos common stock in accordance with the MGCL, neither Atleos nor Voyix can ensure that a court would reach the same conclusion in determining the satisfaction of the distribution tests for the separation and the distribution to Voyix’s stockholders.

Certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR.

Because of their current or former positions with NCR, certain of Atleos’ executive officers and directors own equity interests in Voyix. Following the spin-off, even though the Atleos Board of Directors consists of a majority of directors who are independent, and any of Atleos’ executive officers who were employees of NCR ceased to be employees of NCR upon the spin-off, some of Atleos’ executive officers and directors will continue to have a financial interest in shares of Voyix common stock and equity awards. Continuing ownership of shares of Voyix common stock and equity awards could create, or appear to create, potential conflicts of interest if Atleos and Voyix pursue the same corporate opportunities or face decisions that could have different implications for Atleos and Voyix.

Some contracts and other assets transferred or assigned from NCR or its affiliates to Atleos in connection with Atleos’ spin-off from NCR may require the consent of a third party. If such consent is not given, Atleos may not be entitled to the benefit of such contracts and other assets in the future, which could adversely impact Atleos’ financial condition and future results of operations.

The separation and distribution agreement and various local transfer agreements will provide that in connection with Atleos’ spin-off from NCR, a number of contracts with third-parties and other assets are to be transferred or assigned from Voyix or its affiliates to Atleos or its subsidiaries. However, the transfer or assignment of certain of these contracts or assets may require the consent of a third party to such a transfer or assignment. Similarly, in some circumstances, Atleos and another business unit of Voyix are joint beneficiaries of contracts, and Atleos will need to enter into a new agreement with the third-party to replicate the existing contract or be assigned the portion of the existing contract related to Atleos’ business. It is possible that some parties may use the requirement of a consent or the fact that the spin-off is occurring to seek more favorable contractual terms from Atleos, to terminate the contract or, to otherwise request additional accommodations, commitments or other agreements from Atleos. If Atleos is unable to obtain such consents on commercially reasonable and satisfactory terms or if the contracts are terminated, Atleos may be unable to obtain the benefits, assets and contractual commitments which are intended to be allocated to Atleos as part of Atleos’ spin-off from NCR. The failure to timely complete the assignment of existing contracts or assets, or the negotiation of new arrangements, or a termination of any of those arrangements, could have a material adverse impact on Atleos’ financial condition and future results of operations. To the extent Atleos requires a specific arrangement and agrees to less favorable terms in connection with obtaining any consent to retain that arrangement, the basis for that arrangement may be less favorable than currently held by Voyix and could adversely impact Atleos’ financial conditions and future results of operations. In addition, where Atleos did not obtain, or does not intend to obtain, consent from third-party counterparties based on Atleos’ belief that no consent is required, the third-party counterparties may challenge a transfer of assets on the basis that the terms of the applicable commercial arrangements require the third-party counterparties’ consent. Atleos may incur substantial litigation and other costs in connection with any such claims and, if Atleos does not prevail, Atleos’ ability to use these assets could be materially and adversely impacted.

RISKS RELATED TO ATLEOS COMMON STOCK

Atleos’ stock price may fluctuate significantly.

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

Atleos is unable to predict if and when large amounts of its common stock may be sold in the open market. Atleos is also unable to predict whether a sufficient number of buyers would be in the market at that time. In this regard, a portion of Atleos common stock is held by index funds tied to stock indices. If Atleos is not included in these indices, these index funds may be required to sell Atleos common stock. Whether related to the foregoing or otherwise, sales of substantial amounts of shares of Atleos common stock in the public market, or the perception that such sales might occur, may cause the market price of Atleos common stock to decline.

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

Atleos’ charter and bylaws contain, and Maryland law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the Atleos Board of Directors rather than to attempt a hostile takeover. With respect to the charter and bylaws, these provisions include, among others:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. The Company has an ERM program to identify, evaluate, and manage risks, including cybersecurity risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program. The Company believes that integrating cybersecurity risks into its ERM program fosters a proactive and holistic approach to cybersecurity, which helps safeguard the Company’s operations, financial condition, and reputation in an ever-evolving threat landscape. Atleos’ ERM programs support the Company’s strategic objectives and corporate governance responsibilities. The ERM programs include the following primary objectives:

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
•Perform extended due diligence on identified high risk vendors to include responsible sourcing, business continuity, information security, data privacy, and other reviews as applicable; and
•Perform a financial risk assessment on identified high risk vendors.
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

Governance

The Board

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit Committee has oversight responsibility for the Company’s ERM framework, including managing cybersecurity threat risks and cybersecurity incidents. Specifically, the Audit Committee oversees the design, implementation and maintenance of an effective ERM framework for the Company’s overall operational, information security, strategic, reputational, technology, and other risks. To fulfill its oversight responsibility, the Audit Committee also regularly reviews, consults, and discusses with management on strategic direction, challenges, and risks faced by the Company. The Audit Committee also regularly receives management reports on information security and enhancements to cybersecurity protections, including benchmarking assessments, which it then shares with the Board.

Included among the members of both the Board and the Audit Committee are directors with substantial expertise in cybersecurity matters, and Board members actively engage in dialogue on the Company’s information security plans, and in discussions of improvements to the Company’s cybersecurity defenses. For example, a member of our audit committee has recently completed executive training at MIT in artificial intelligence and was a former chief executive officer and director of a publicly listed global software company that has an array of products including compliance and cybersecurity related software. He also served as the chair of the compliance and risk committee (including cyber security) at another public company. Additionally, another member of our audit committee recently completed an online course on boardroom governance in cybersecurity. When, in management’s or the Board’s judgment, a threatened cybersecurity incident has the potential for material impacts, management, the Board and applicable committees of the Board will engage to assess and manage the incident.

As discussed below, members of management report to the Audit Committee, which reports to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

Management

At the management level, Atleos also established the Office of Risk Management and appointed a Chief Risk Officer to assist the Company in fulfilling its objectives relating to ERM, ethics & compliance (E&C), data privacy, TPRM, BCP and sustainability. The Company’s Chief Risk Officer is responsible for developing and managing formal programs designed to identify, assess and respond to material and emerging risks and opportunities that may impact the achievement of the Company’s strategic objectives.

Under the direction of Atleos’ CISO, the Global Information Security organization is responsible for implementing and maintaining an information security program with the goal to protect information technology resources and protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets. Also, we employ various information technology and protection methods designed to promote data security including firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption.

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

Our Chief Risk Officer has over 20 years of experience developing and leading global risk organizations across multiple Fortune 500 companies. He holds an undergraduate degree in aerospace engineering from the Georgia Institute of Technology.

Our Chief Compliance Officer has over 40 years of experience leading global legal and compliance departments. He holds an undergraduate degree in economics from the Wharton School of Business and a Juris Doctor from Columbia University School of Law.

Our CISO has over 25 years of experience leading global teams across a variety of IT disciplines as well as executive leadership of global Information Security / Cybersecurity organizations in complex, regulated environments. He holds an undergraduate degree in business administration from Appalachian State University.

Item 2.         PROPERTIES

As of December 31, 2024, Atleos operated 306 facilities consisting of approximately 3.2 million square feet in 56 countries throughout the world, which are generally used by all of Atleos’ operating segments. On a square footage basis, 8% of these facilities are owned and 92% are leased. Within the total facility portfolio, Atleos operates three research and development and manufacturing facilities totaling 0.4 million square feet, 69% of which is leased. The remaining 2.8 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 95% leased.

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

PART II

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Atleos’ common stock is listed on the NYSE and trades under the symbol “NATL.” There were approximately 61,619 holders of Atleos common stock as of February 21, 2025.

Dividends

Atleos did not pay cash dividends in 2024. The declaration of dividends has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and is further subject to the discretion of Atleos’ Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of Atleos stock, the Russell 2000 Stock Index, Standard & Poor’s Composite 1500 Transaction & Payment Processing Services Index and the Standard & Poor’s 500 Stock Index. This graph covers the period from October 17, 2023, the first trading day of Atleos common stock following the separation from NCR Corporation, through December 31, 2024. In each case, the graph assumes a $100 investment on October 17, 2023, and reinvestment of all dividends, if any.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
10/17/23
12/31/23
12/31/24
NCR Atleos Corporation
S&P 500 Index
Russell 2000 Index
S&P Composite 1500 Transaction & Payment Processing Services Index

Company / Index	10/23	12/23	12/24
NCR Atleos Corporation	$100	$114	$159
S&P 500 Stock Index	$100	$109	$137
Russell 2000 Index	$100	$115	$129
S&P Composite 1500 Transaction & Payment Processing Services Index	$100	$108	$136

Purchase of Company Common Stock

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023. Refer to the section below entitled “Spin-off from NCR” for additional information regarding the basis of presentation for the year ended December 31, 2023.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at December 31, 2024.

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

For management’s discussion of our consolidated results for the year ended December 31, 2023 in comparison with the year ended December 31, 2022, and other financial information related to fiscal year 2022, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2023 Annual Report on Form 10-K filed with the SEC on March 26, 2024 (“2023 Form 10-K”).

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

•Self-Service Banking - Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer an ATM as a service (“ATMaaS”) solution to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.

•Network - Provides a cost-effective way for financial institutions, fintechs, neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX solution gives consumers the ability to buy and sell Bitcoin.

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
Spin-off from NCR

On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a Spin-off to NCR stockholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023.

The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s stockholders at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Each holder of NCR’s common stock received one share of Atleos’ common stock for every two shares of NCR common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the NYSE. Following the Distribution, Voyix does not beneficially own any shares of Atleos common stock and will no longer consolidate Atleos results with any Voyix results.

In connection with the Spin-off, we have incurred and expect to incur in the future one-time separation costs, which include one-time and non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a stand-alone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee related costs, development of our brand and other matters. We expect the separation-related costs will continue through at least fiscal year 2025 but will be lower as compared to 2023 and 2024.

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

Prior to the Separation, the aggregate net effect of related party transactions historically settled in cash between the Company and NCR are reflected in the Consolidated Statements of Cash Flows as Related party receivables and payables within operating activities, Amounts advanced for or Repayments received from related party notes receivable in investing activities, or Proceeds from or payments on related party borrowings within financing activities. Other balances between the Company and NCR were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded. The aggregate net effect of transactions between the Company and NCR that were not historically settled in cash had been reflected in the Consolidated Statements of Cash Flows as Net transfers from (to) NCR Corporation within financing activities.

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

Periods Post Separation

For the periods subsequent to October 16, 2023, as a standalone publicly traded company, Atleos presents its financial statements on a consolidated basis. The Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with GAAP.

In connection with the Spin-off, we entered into a Separation and Distribution Agreement and various other agreements with Voyix. These agreements provide a framework for our relationship with Voyix and govern various interim and ongoing relationships between Atleos and Voyix. These agreements with Voyix are described in the section of the Information Statement titled “Certain Relationships and Related Transactions-Agreements with NCR.” Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, manufacturing services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements. On August 6, 2024, Voyix announced its intention to move the manufacturing services to another party and to further reduce the maintenance services that are being performed under the Commercial Agreements. Manufacturing services provided to Voyix were completed in the fourth quarter of 2024.

STRATEGIC INITIATIVES AND TRENDS

Atleos is expected to be a cash-generative business positioned to focus on delivering ATMaaS to a large, installed customer base across banks and retailers. We believe it will build on our leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. Atleos is expected to also continue shifting to a highly recurring revenue model to drive stable cash flow and capital returns to stockholders.

We are continuing our transition to software-led solutions. Today, our software platform, which runs in the cloud and includes microservices and application programming interfaces (“APIs”) that integrate with our customers’ systems, and our ATMaaS solutions, bring together all our capabilities and competencies to power the technology to run our customers’ self-directed banking networks, at the same time allowing us to earn a greater proportion of recurring revenues.

We have grown organically, as well as through acquisitions, to add software, services and other capabilities that complement or enhance our existing portfolio. We intend to continue pursuing opportunities to win new customers, expand our footprint and drive more transactions and foot traffic for our customers. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all stockholders.

Impacts from Geopolitical and Macroeconomic Challenges

We continue to be exposed to macroeconomic pressures such as higher interest rates, increased logistics costs, and foreign currency fluctuations as a result of geopolitical challenges, including those due to various conflicts in and around the Red Sea region. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts to the business. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.

In addition to the global macroeconomic conditions, bank failures in 2023 have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. The Company does not believe that the circumstances of these bank failures are indicators of broader issues within the banking system. However, if there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.

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

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Recurring revenue (1)	$3,136	$2,982	$2,795	72.6%	71.2%	67.7%	5%	7%
All other products and services	1,181	1,209	1,336	27.4%	28.8%	32.3%	(2)%	(10)%
Total Revenue	$4,317	$4,191	$4,131	100.0%	100.0%	100.0%	3%	1%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Net income (loss) attributable to Atleos and Adjusted EBITDA(2) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Net income (loss) attributable to Atleos	$91	$(134)	$108	2.1%	(3.2)%	2.6%	168%	(224)%
Adjusted EBITDA (2)	$781	$732	$685	18.1%	17.5%	16.6%	7%	7%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Other performance metrics

In millions, unless otherwise noted	2024	2023	2022
Self-Service Banking
Annualized recurring revenue(1)	$1,685	$1,532	$1,430
ATM as a Service units(1) (in thousands)	28.4	20.4	14.3
Revenue from ATM as a Service arrangements	$194	$153	$79
Network
LTM ARPU(1) (in thousands)	$16.1	$15.1	$14.1
Network Managed Units(1) (in thousands)	77.8	83.0	84.1
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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. We have ceased operations in Russia and have completed the liquidation of our only subsidiary in Russia. As a result, our presentation of segment revenue and Adjusted EBITDA for the year ended December 31, 2022, excludes the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

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

Annualized Recurring Revenue (“ARR”): Recurring revenue, excluding software licenses sold as a subscription, for the last three months times four, plus the rolling four quarters for term-based software license arrangements that include customer termination rights. Atleos believes this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the conversion of the self-service banking business to recurring revenue streams over time. ARR is an operating metric and does not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue. ARR does not have a uniform definition and, therefore, Atleos’ definitions may differ from other companies’ definitions of this measure.

ATM as a Service Units: The number of ATMs as of period end that are deployed under our ATMaaS offering. ATMaaS refers to our turnkey, end-to-end ATM platform solution, whereby we provide comprehensive managed services solutions to financial institutions. Atleos believes this metric may be useful to investors in measuring the Company’s achievement of strategic goals related to growth of the ATMaaS business over time.

Last twelve months average revenue per unit (“LTM ARPU”): For the Network segment, total segment revenue for the previous twelve months divided by the average Network Managed Units for the previous twelve months. Atleos believes this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the improved monetization of our ATM fleet over a specified period, excluding the impact of seasonality. LTM ARPU is an operating metric and does not represent revenue generated solely by our Network Managed Units, as total Network segment revenue includes revenue generated from other sources besides the Network Managed Units. LTM ARPU does not have a uniform definition and, therefore, Atleos’ definitions may differ from other companies’ definitions of this measure.

Network Managed Units: All transacting ATMs as of period end, whether Company-owned or Merchant-owned, other than those for which we only provide third party processing services and those under legacy managed services arrangements. This metric is used in the calculation of Network segment LTM ARPU.

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

In millions	2024	2023	2022
Net income (loss) attributable to Atleos (GAAP)	$91	$(134)	$108
Interest expense, net(1)	309	90	31
Interest income	(7)	(5)	—
Income tax expense	47	239	50
Depreciation and amortization expense	176	151	159
Acquisition-related amortization of intangibles	95	98	100
Stock-based compensation expense	38	68	66
Separation costs	19	170	—
Acquisition-related costs	(5)	—	8
Transformation and restructuring costs	22	28	63
Loss on debt extinguishment	20	—	—
Pension mark-to-market adjustments	(38)	27	78
Voyix environmental indemnification expense	14	—	—
Russia operations	—	—	22
Adjusted EBITDA (Non-GAAP)	$781	$732	$685
(1) Includes Related party interest expense, net, as presented in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Reconciliation of Gross Margin Rate (Gross Margin as a Percentage of Revenue) (GAAP) to Adjusted Gross Margin Rate (Adjusted Gross Margin as a Percentage of Revenue) (Non-GAAP)

	2024	2023	2022
Gross Margin Rate (GAAP)	23.9%	22.3%	22.2%
Plus: Special Items
Acquisition-related amortization of intangibles	1.9%	1.5%	1.5%
Stock-based compensation expense	0.1%	0.5%	0.7%
Separation costs	—%	1.2%	—%
Transformation and restructuring	0.2%	—%	0.4%
Russia operations	—%	—%	0.2%
Adjusted Gross Margin Rate (Non-GAAP)	26.1%	25.5%	25.0%

Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	2024	2023	2022
SG&A as a percentage of revenue (GAAP)	12.0%	14.0%	14.2%
Plus: Special Items
Acquisition-related amortization of intangibles	(0.4)%	(0.8)%	(1.0)%
Stock-based compensation expense	(0.7)%	(1.1)%	(0.8)%
Separation costs	(0.4)%	(2.3)%	—%
Acquisition-related costs	—%	—%	(0.2)%
Transformation and restructuring	(0.2)%	(0.2)%	(0.9)%
Russia operations	—%	—%	(0.1)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	10.3%	9.6%	11.2%

Reconciliation of Research and Development Expenses (“R&D”) as a Percentage of Revenue (GAAP) to Adjusted R&D as a Percentage of Revenue (Non-GAAP)

	2024	2023	2022
R&D as a percentage of revenue (GAAP)	1.5%	1.8%	1.5%
Plus: Special Items
Stock-based compensation expense	—%	(0.1)%	(0.1)%
Separation costs	—%	(0.1)%	—%
Transformation and restructuring	(0.1)%	—%	(0.1)%
Adjusted R&D as a percentage of revenue (Non-GAAP)	1.4%	1.6%	1.3%

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Product revenue	$995	$1,030	$1,098	23.0%	24.6%	26.6%	(3)%	(6)%
Service revenue	3,322	3,161	3,033	77.0%	75.4%	73.4%	5%	4%
Total revenue	4,317	4,191	4,131	100.0%	100.0%	100.0%	3%	1%
Product gross margin	156	184	126	15.7%	17.9%	11.5%	(15)%	46%
Service gross margin	877	749	793	26.4%	23.7%	26.1%	17%	(6)%
Total gross margin	1,033	933	919	23.9%	22.3%	22.2%	11%	2%
Selling, general and administrative expenses	518	585	586	12.0%	14.0%	14.2%	(11)%	—%
Research and development expenses	66	77	64	1.5%	1.8%	1.5%	(14)%	20%
Income from operations	449	271	269	10.4%	6.5%	6.5%	66%	1%
Loss on extinguishment of debt	(20)	—	—	(0.5)%	—%	—%	n/m	n/m
Interest expense	(309)	(77)	—	(7.2)%	(1.8)%	—%	301%	n/m
Related party interest expense, net	—	(13)	(31)	—%	(0.3)%	(0.8)%	(100)%	(58)%
Other (expense) income, net	19	(74)	(81)	0.4%	(1.8)%	(2.0)%	(126)%	(9)%
Income before income taxes	139	107	157	3.2%	2.6%	3.8%	30%	(32)%
Income tax expense	47	239	50	1.1%	5.7%	1.2%	(80)%	378%
Net income (loss)	$92	$(132)	$107	2.1%	(3.1)%	2.6%	170%	(223)%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Product revenue	$995	$1,030	$1,098	23.0%	24.6%	26.6%	(3)%	(6)%
Service revenue	3,322	3,161	3,033	77.0%	75.4%	73.4%	5%	4%
Total revenue	$4,317	$4,191	$4,131	100.0%	100.0%	100.0%	3%	1%

Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

Revenue results for the twelve months ended December 31, 2024 were negatively impacted by the delayed transfer of seven legal entities to Atleos following our separation from Voyix, due to local processes of setting up Atleos legal entities. Prior to the Separation, the operating results of each of these entities were included within Atleos’ results under carve-out methodology as all entities were dedicated to the Atleos business. Of these seven legal entities, five transferred during 2024. The remaining two entities are expected to transfer in the first quarter of 2025. We estimate the delayed transfer of these entities resulted in an approximately $22 million decline in revenue in 2024 compared to the prior year period.

Total revenue increased 3% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the growth of recurring service revenue streams in our core business as well as revenue recognized pursuant to our commercial agreements with Voyix.

Product revenue decreased 3% for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to declines in non-core commerce related revenues of approximately $30 million related to the wind down of that business, ATM and other hardware revenue of approximately $21 million and Bitcoin-related revenues of approximately $26 million, partially offset by an increase of approximately $33 million of product revenues earned under the commercial agreements with Voyix and a $6 million increase in software license revenue. The decline in ATM hardware revenue is partially due to the shift in the business from one-time hardware sales to recurring ATMaaS subscriptions as well as a $5 million reduction due to the delayed legal entities described above. The decline in Bitcoin-related revenue is due to a decrease in transaction volumes.

Service revenue increased 5% for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven primarily by 6% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $39 million of transaction processing services revenue, $25 million in hardware maintenance and installation revenue, $41 million in ATMaaS revenue as well as $57 million in other software-related revenues. The increase in transaction processing services revenue was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATMaaS revenue and other software-related revenues was due to the continued growth in our ATMaaS offering, whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. The increase in hardware maintenance and installation revenue was primarily due to an increase in the core business of approximately $14 million and a $12 million increase in revenue earned under the commercial agreements with Voyix. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $11 million and $6 million, respectively.

Gross Margin

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Product gross margin	$156	$184	$126	15.7%	17.9%	11.5%	(15)%	46%
Service gross margin	877	749	793	26.4%	23.7%	26.1%	17%	(6)%
Total gross margin	$1,033	$933	$919	23.9%	22.3%	22.2%	11%	2%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

Gross margin as a percentage of revenue was 23.9% in 2024 compared to 22.3% in 2023, primarily due to the impact of higher margin recurring revenue streams as well as higher separation-related costs and stock-based compensation expense in the prior year period. These improvements are partially offset by the impact of lower margins recognized on products and services provided under the commercial agreements with Voyix as well as an increase in amortization of acquisition-related intangible assets and transformation and restructuring costs in the current year. Our services gross margin was also impacted by increased interest rates driving $11 million of higher rental costs on our vault cash agreements. Gross margin for the year ended December 31, 2024 included $80 million of amortization of acquisition-related intangible assets, $7 million of transformation and restructuring costs, and $5 million of stock-based compensation expense. Gross margin for the year ended December 31, 2023 included $51 million of reserves on net assets transferred and incremental retention costs paid out as part of the Spin-off from Voyix, $65 million related to amortization of acquisition-related intangible assets, $20 million of stock-based compensation expense, and $1 million related to transformation and restructuring costs. Adjusted gross margin as a percentage of revenue (non-GAAP) increased from 25.5% to 26.1% due to the improved mix of higher margin recurring revenue streams, partially offset by the impact of lower margins recognized under the commercial agreements with Voyix and vault cash rental costs described above.

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Selling, general and administrative expenses	$518	$585	$586	12.0%	14.0%	14.2%	(11)%	—%

Selling, general, and administrative expenses were $518 million in 2024, compared to $585 million in 2023. As a percentage of revenue, selling, general and administrative expenses decreased to 12.0% in 2024 compared to 14.0% in 2023, primarily driven by higher separation-related costs, amortization of acquisition-related intangible assets and stock-based compensation expense in the prior year period. In 2024, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $31 million of stock-based compensation expense, $15 million of acquisition-related amortization of intangibles and $18 million of separation-related costs. In 2023, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $43 million of stock-based compensation expense, $33 million of acquisition-related amortization of intangibles, and $97 million in IT separation, consulting, audit, legal, and incremental retention costs related to the Company’s Spin-off from Voyix. The beneficial impact of these cost changes compared to prior year was partially offset by lower costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in 2024, which include cost dis-synergies and higher employee benefit-related costs. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) increased from 9.6% in 2023 to 10.3% in 2024, due to differences in cost allocations, separation cost dis-synergies and employee-benefit related costs described above.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Research and development expenses	$66	$77	$64	1.5%	1.8%	1.5%	(14)%	20%

Research and development expenses were $66 million in 2024, compared to $77 million in 2023. As a percentage of revenue, research and development costs decreased to 1.5% in 2024 compared to 1.8% in 2023 due to separation-related costs incurred in the prior year period and higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in 2024. In 2024, research and development expenses included $2 million of stock-based compensation expense and $3 million of transformation and restructuring costs. In 2023, research and development expenses included $5 million of stock-based compensation expense and $3 million of costs related to the Company’s separation from Voyix. Adjusted research and development expenses as a percentage of revenue (non-GAAP) decreased from 1.6% in 2023 to 1.4% in 2024 due to the differences in cost allocations discussed above.

Loss on Extinguishment of Debt

				Increase (Decrease)
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Loss on extinguishment of debt	$20	$—	$—	n/m	n/m

On October 17, 2024, Atleos entered into an Amended Credit Agreement and completed financing transactions that included the refinancing of the Term Loan B Facility. In connection with the transactions, Atleos recorded a loss on extinguishment of debt of $20 million in 2024, including the write-off of discount and deferred financing fees of $13 million and a cash redemption premium of $7 million. Refer to Note 5, “Debt Obligations”, for further details on the financing transactions.

Interest Expense and Related Party Interest Expense, Net

				Increase (Decrease)
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Interest expense	$309	$77	$—	301%	n/m
Related party interest expense, net	$—	$13	$31	(100)%	(58)%

Interest expense was $309 million in 2024, compared to $77 million in 2023. The significant increase in interest expense in 2024 is due to a full year of interest incurred on external debt. Interest expense is primarily related to the Company’s senior secured notes and borrowings under the Company’s senior secured credit facility entered into on September 27, 2023 and amended on October 17, 2024. Refer to Note 5, “Debt Obligations”, for further details regarding the issuance of debt.

Related party interest expense, net was $13 million in 2023. Related party interest expense, net is primarily related to certain related party borrowings during the period prior to the Separation.

Other (Expense) Income, net

Other (expense) income, net was income of $19 million in 2024 and expense of $74 million in 2023, with the components reflected in the following table:

In millions	2024	2023	2022
Interest income	$7	$5	$—
Foreign currency fluctuations and foreign exchange contracts	(21)	(33)	(9)
Bank-related fees	(15)	(14)	—
Employee benefit plans	60	(22)	(63)
Voyix environmental indemnification expense	(14)	—	—
Other, net	2	(10)	(9)
Other (expense) income, net	$19	$(74)	$(81)

Employee benefit plans within Other (expense) income, net includes the components of pension, postemployment and postretirement expense, other than service cost, as well as actuarial gains and losses from the annual pension mark-to-market adjustment. In 2024, there was a net actuarial gain of $38 million compared to a net actuarial loss of $27 million in 2023. The net actuarial gain in 2024 was primarily due to an increase in discount rates in measuring the benefit obligations as well as the favorable impact from an update to the mortality tables, partially offset by the impact of the increase in inflation rates. The net actuarial loss in 2023 was primarily due to a decrease in discount rates in measuring the benefit obligation, partially offset by the impact of economic improvements on the value of plan assets.

The Company incurred bank-related fees of $15 million and $14 million in 2024 and 2023, respectively, related to certain structuring and commitment fees as a result of the financing transactions entered into in connection with the Separation and the Amended Credit Agreement in 2024. Bank-related fees also includes fees incurred under the trade receivable facility entered into on October 16, 2023.

Voyix environmental indemnification expense represents Atleos’ indemnification of certain costs shared with Voyix, related to investigatory and remedial activities, and related litigation, at facilities formerly owned or operated by Voyix to comply, or determine compliance, with environmental laws. Refer to Note 10, “Commitments and Contingencies”, for further details on the Shared Environmental Matters.

Income Taxes

				Increase (Decrease)
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Income tax expense	$47	$239	$50	(80)%	378%

Our effective tax rate was 34% in 2024 and 223% in 2023. In 2024, our tax rate benefited from $17 million Foreign Derived Intangible Income deduction and $17 million provision to return adjustments, of which $11 million is classified as U.S. tax impact on foreign income. Additionally, our tax rate was impacted by increasing the valuation allowance on U.S. interest expense disallowance carryforward by $31 million. In 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $120 million discrete tax expenses.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2025, the Company may resolve certain tax matters in foreign jurisdictions that could have an impact on the effective tax rate in 2025.

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

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Revenue
Self-Service Banking	$2,696	$2,581	$2,582	62.5%	61.6%	62.5%	4%	—%
Network	1,285	1,267	1,198	29.8%	30.2%	29.0%	1%	6%
T&T	194	196	219	4.4%	4.7%	5.3%	(1)%	(11)%
Total Segment Revenue	$4,175	$4,044	$3,999	96.7%	96.5%	96.8%	3%	1%
Other (2)	142	147	123	3.3%	3.5%	3.0%	(3)%	20%
Other adjustment (3)	—	—	9	—%	—%	0.2%	—%	(100)%
Consolidated Revenue	$4,317	$4,191	$4,131	100.0%	100.0%	100.0%	3%	1%

Adjusted EBITDA by segment
Self-Service Banking	$640	$630	$549	23.7%	24.4%	21.3%	2%	15%
Network	$404	$379	$352	31.4%	29.9%	29.4%	7%	8%
T&T	$35	$33	$47	18.0%	16.8%	21.5%	6%	(30)%
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

Segment Revenue

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Self-Service Banking revenue increased 4% for the year ended December 31, 2024 compared to the prior year period. For the year ended December 31, 2024, ATMaaS revenue increased $41 million, software-related revenue increased approximately $79 million, hardware maintenance and installation revenue increased $19 million, and ATM hardware revenue decreased $25 million compared to the prior year period. Revenue results for the period were primarily due to the shift from non-recurring revenues to recurring ATMaaS arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. Included in the results described above, the delayed transfer of legal entities drove a reduction of approximately $22 million for the year ended December 31, 2024 compared to the prior year period. Software and services revenue as a percent of total Self-Service Banking segment revenue were 72% and 70% in the twelve months ended December 31, 2024 and 2023, respectively.

Network revenue increased 1% for the year ended December 31, 2024 compared to the prior year period. The increase in revenue was due to an approximately $39 million increase in transaction processing services revenue primarily driven by an increase in higher value ATM transactions and a $5 million increase in other software-related revenue. These revenue improvements were partially offset by reductions related to a decrease in Bitcoin related-related revenue of approximately $26 million primarily due to a decrease in transaction volumes, as well as reductions in transaction processing services revenues due to the planned removal of underperforming machines from our network managed unit fleet and store closures at our retail partners.

T&T revenue decreased 1% for the year ended December 31, 2024 compared to the prior year period due to a decrease in hardware maintenance and installation revenue partially offset by one-time hardware sales.

Segment Adjusted EBITDA

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Self-Service Banking Adjusted EBITDA increased 2% for the year ended December 31, 2024 compared to the prior year period due to an increase in revenue. The contribution of favorable ATMaaS revenue margins as well as an increase in other higher margin recurring revenue streams and cost optimization initiatives were offset by dis-synergies causing higher employee benefit-related costs, the impact of one-time hardware sales shifting to ATMaaS arrangements that are amortized over the contract period, and the delayed transfer of legal entities described above.

Network Adjusted EBITDA increased by 7% for the year ended December 31, 2024 compared to the prior year period due to increases in withdrawal transaction volumes, the mix of higher margin transaction revenue, and cost optimization initiatives. These improvements were partially offset by higher interest rates on our vault cash agreements driving additional cost of $11 million, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.

T&T Adjusted EBITDA increased 6% for the year ended December 31, 2024 compared to the prior year period due to cost optimization initiatives and one-time hardware sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; (iii) fund capital expenditures and operating lease payments; (iv) fund indemnification payments related to legal and environmental matters; (v) meet our expected pension, postretirement and postemployment plan contributions; and (vi) fund payments related to transformation and restructuring initiatives. Our principal sources of cash are generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.

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

Summarized cash flow information for the twelve months ended December 31 is as follows:

In millions	2024	2023	2022
Net cash provided by operating activities	$344	$355	$274
Net cash used in investing activities	$(135)	$(316)	$(417)
Net cash provided by (used in) financing activities	$(134)	$31	$183

Cash provided by operating activities was $344 million in 2024 compared to cash provided by operating activities of $355 million in 2023. The decrease in cash provided by operating activities of $11 million in 2024 was primarily driven by the unfavorable movement in net working capital accounts of $162 million and a decrease in non-cash charges of $73 million partially offset by an increase in net income of $224 million. The unfavorable movement in net working capital accounts in 2024 compared to 2023 is primarily driven by $235 million of additional cash interest payments on long term borrowings entered into in connection with the Spin-off.

Investing activities for the year ended December 31, 2024 primarily include capital expenditures for property, plant and equipment of $87 million and additions to capitalized software of $39 million. Investing activities for the year ended December 31, 2023 primarily include capital expenditures for property, plant and equipment of $108 million, additions to capitalized software of $24 million, amounts advanced for related party notes receivable of $217 million and repayments received from related party notes receivable of $44 million.

Our financing activities for 2024 include borrowing and repayments of credit facilities and term loans, including the activities related to the Amended Credit Agreement. Financing activities for the year ended December 31, 2024 also included tax withholding payments on behalf of employees for stock-based awards that vested of $14 million, acquisition holdback payments of $5 million, and proceeds from employee stock plans of $4 million. See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the Amended Credit Agreement and the senior secured notes.

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

The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted for the years ended December 31:

In millions	2024	2023	2022
Net cash provided by operating activities (GAAP)	$344	$355	$274
Capital expenditures for property, plant and equipment	(87)	(108)	(58)
Additions to capitalized software	(39)	(24)	(39)
Change in restricted cash settlement activity	21	(27)	27
Initial sale of trade account receivables	—	(166)	—
Pension contributions	3	154	4
Adjusted free cash flow-unrestricted (non-GAAP)	$242	$184	$208

Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,580 million, of which $1,413 million was outstanding as of December 31, 2024. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $600 million, of which $225 million was outstanding as of December 31, 2024. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of December 31, 2024, there were $25 million letters of credit outstanding.

As of December 31, 2024, we had outstanding $1,350 million in aggregate principal balance of 9.500% senior secured notes due in 2029.

On October 17, 2024, Atleos entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of September 27, 2023. See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on our debt transactions.

Employee Benefit Plans The Company made no contributions to the U.S. pension plan in 2024 and contributed $3 million to its international pension plans, $21 million to the postemployment plan and none to the postretirement plan in 2024. In 2025, the Company expects to contribute $30 million to its U.S. pension plan, $1 million to the international pension plans, $23 million to the postemployment plan and $1 million to the postretirement plan. See Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries were $329 million and $285 million at December 31, 2024 and 2023, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of December 31, 2024, our cash and cash equivalents totaled $419 million and our total debt was $2,994 million. Our borrowing capacity under our senior secured credit facility was $350 million at December 31, 2024.

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

Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond December 31, 2025) material cash requirements when due, including third-party debt, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.

Material Cash Requirements from Contractual and Other Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2024 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2025	2026-2027	2028-2029	2030 & Thereafter
Debt obligations	$2,994	$81	$174	$2,739	$—
Interest on debt obligations	1,016	240	464	312	—
Lease obligations	180	41	58	34	47
Purchase obligations	917	892	6	6	13
Voyix environmental indemnification obligations	14	14	—	—	—
Total obligations	$5,121	$1,268	$702	$3,091	$60

For purposes of this table, we used interest rates as of December 31, 2024 to estimate the future interest on debt obligations outstanding as of December 31, 2024 and have assumed no voluntary prepayments of existing debt. See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

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

Voyix environmental indemnification obligations represent Atleos’s obligations pursuant to the Separation and Distribution Agreement whereby Atleos will indemnify Voyix for retained environmental remediation obligations. The above table includes only amounts communicated to Atleos by Voyix pursuant to the protocols set forth in the Separation and Distribution Agreement for the year ended December 31, 2025. Atleos’ obligations regarding these environmental remediation matters are subject to significant uncertainties, which are out of Atleos’ control and will not be resolved for many years. As such, we are not able to estimate our future contractual obligation with respect to these obligations. For additional information, refer to Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. In 2024, we did not contribute to our U.S. pension plan. We expect a mandatory contribution of $30 million in 2025. We do not expect further mandatory contributions until 2026 based on current funding requirements and assuming the Company does not complete any further actions, including, but not limited to, a further pre-fund or de-risking action. The funded status of Atleos’ U.S. pension plan is an underfunded position of $279 million as of December 31, 2024. The Company’s international pension plans were in a net funded position of $162 million as of December 31, 2024, and contributions to these international plans of $3 million were made in 2024.

Our senior secured credit facility and the indenture for our senior secured notes include affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain a consolidated leverage ratio not to exceed 4.50 to 1.00 on the last day of any fiscal quarter ending on or prior to September 30, 2025.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including considerations of a control premium.

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

We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about cash flow forecasts, discount rates, revenue growth rates, EBITDA margin, customer attrition rate, and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. Additional information regarding our acquisitions is included in Note 2, “Business Combinations”, in the Notes to Consolidated Financial Statements.

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

The key assumptions used in developing our 2024 expense were discount rates of 5.0% and an expected return on assets assumption of 7.5% for our U.S. pension plan. The U.S. plan represented 70% of the pension obligation as of December 31, 2024. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. pension plan would have increased or decreased 2024 ongoing pension expense by approximately $2 million. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2024 ongoing pension expense by approximately $3 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2025, we intend to use a discount rate of 5.5% in determining the U.S. pension expense. We intend to use an expected rate of return on assets assumption of 7.0% for the U.S. pension plan.

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

The most significant assumption used in developing our 2024 postemployment plan expense is the assumed rate of involuntary turnover of 3.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2024 expense by an immaterial amount. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postemployment and postretirement plans in the aggregate. We intend to use an involuntary turnover assumption of 5.0% in determining the 2025 postemployment expense.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $264 million and $263 million as of December 31, 2024 and 2023, respectively, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2024, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $3.7 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $130 million.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $7 million as of December 31, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $7 million as of December 31, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 45% of our borrowings were on a fixed rate basis as of December 31, 2024. The increase in pre-tax interest expense for the twelve months ended December 31, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $16 million, including the impact from outstanding interest rate swap agreements on our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. ATM vault cash rental expense is reflected in Cost of Services in our Consolidated Statements of Operations. The increase in vault cash rental expense for the twelve months ended December 31, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $40 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.

We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 14, “Derivatives and Hedging Instruments”, in Item 8 of Part II of this Report for further information on our interest rate derivative contracts in effect as of December 31, 2024.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2024, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Atleos Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCR Atleos Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, services revenue includes professional consulting and managed services, payment processing services, installation services and maintenance support services, while product revenue includes hardware and software products. The Company’s total revenue was $4,317 million for the year ended December 31, 2024. Management records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for products and services. Management evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to recognition of the Company’s product and service revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating the Company’s accounting policies related to the recognition of revenue; (ii) testing the revenue recognized for a sample of product and service revenue transactions by obtaining and inspecting source documents, such as executed contracts, invoices, evidence of products delivered or services provided, and evidence of customer remittance of payment; and (iii) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 3, 2025
We have served as the Company’s auditor since 2023.

NCR Atleos Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2024	2023	2022
Product revenue	$995	$1,030	$1,098
Service revenue	3,322	3,161	3,033
Total revenue	4,317	4,191	4,131
Cost of products	839	846	972
Cost of services	2,445	2,412	2,240
Selling, general and administrative expenses	518	585	586
Research and development expenses	66	77	64
Total operating expenses	3,868	3,920	3,862
Income from operations	449	271	269
Loss on extinguishment of debt	(20)	—	—
Interest expense	(309)	(77)	—
Related party interest expense, net	—	(13)	(31)
Other (expense) income, net	19	(74)	(81)
Income before income taxes	139	107	157
Income tax expense	47	239	50
Net income (loss)	92	(132)	107
Net income (loss) attributable to noncontrolling interests	1	2	(1)
Net income (loss) attributable to Atleos	$91	$(134)	$108
Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$1.26	$(1.90)	$1.53
Diluted	$1.23	$(1.90)	$1.53
Weighted average common shares outstanding
Basic	72.2	70.6	70.6
Diluted	74.2	70.6	70.6
`
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2024	2023	2022
Net income (loss)	$92	$(132)	$107
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(55)	197	(52)
Derivatives
Unrealized gain on derivatives	49	7	117
Loss (gain) on derivatives arising during the period	(82)	(78)	(9)
Less income tax	6	17	(24)
Employee benefit plans
Net (loss) gain arising during the period	(27)	(7)	—
Less income tax	4	—	—
Other comprehensive income (loss)	(105)	136	32
Total comprehensive income (loss)	(13)	4	139
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	1	2	(1)
Currency translation adjustments	—	2	(3)
Amounts attributable to noncontrolling interests	1	4	(4)
Comprehensive income (loss) attributable to Atleos common stockholders	$(14)	$—	$143
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$419	$339
Accounts receivable, net of allowances of $15 and $14 as of December 31, 2024 and 2023, respectively	588	710
Inventories	307	333
Restricted cash	210	238
Other current assets	242	254
Total current assets	1,766	1,874
Property, plant and equipment, net	474	468
Goodwill	1,950	1,952
Intangibles, net	550	635
Operating lease right of use assets	144	144
Prepaid pension cost	227	219
Deferred income tax assets	285	254
Other assets	156	169
Total assets	$5,552	$5,715
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$81	$76
Accounts payable	562	505
Payroll and benefits liabilities	147	149
Contract liabilities	315	325
Settlement liabilities	156	218
Other current liabilities	441	486
Total current liabilities	1,702	1,759
Long-term borrowings	2,855	2,938
Pension and indemnity plan liabilities	343	389
Postretirement and postemployment benefits liabilities	81	60
Income tax accruals	37	36
Operating lease liabilities	110	109
Deferred income tax liabilities	40	34
Other liabilities	120	141
Total liabilities	5,288	5,466
Commitments and Contingencies (Note 10)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 72.7 and 70.9 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Paid-in capital	47	12
Retained earnings	231	147
Accumulated other comprehensive income (loss)	(19)	86
Total Atleos stockholders’ equity	260	246
Noncontrolling interests in subsidiaries	4	3
Total stockholders’ equity	264	249
Total liabilities and stockholders’ equity	$5,552	$5,715
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2024	2023	2022
Operating activities
Net income (loss)	$92	$(132)	$107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	139	126	127
Amortization expense	148	128	132
Stock-based compensation expense	38	68	66
Deferred income taxes	(19)	74	(28)
Loss on disposal of property, plant and equipment and other assets	2	3	—
Bargain purchase gain from acquisition	(5)	—	—
Loss from equity investments	3	—	—
Loss on debt extinguishment	20	—	—
Changes in assets and liabilities:
Receivables	102	(52)	(78)
Related party receivables and payables	—	(22)	(26)
Inventories	(77)	53	(10)
Settlement assets	14	(7)	(10)
Current payables and accrued expenses	100	140	(78)
Contract liabilities	(6)	—	44
Employee benefit plans	(69)	(170)	62
Other assets and liabilities	(138)	146	(34)
Net cash provided by operating activities	$344	$355	$274
Investing activities
Expenditures for property, plant and equipment	$(87)	$(108)	$(58)
Additions to capitalized software	(39)	(24)	(39)
Business acquisitions, net of cash acquired	—	(1)	(78)
Purchases of investments	(1)	(10)	—
Proceeds from sale of investments	5	—	—
Purchase of intellectual property	(13)	—	—
Proceeds from divestiture	1	—	—
Amounts advanced for related party notes receivable	—	(217)	(274)
Repayments received from related party notes receivable	—	44	32
Other investing activities, net	(1)	—	—
Net cash used in investing activities	$(135)	$(316)	$(417)
Financing activities
Proceeds from related party borrowings	$—	$412	$68
Payments on related party borrowings	—	(314)	(604)
Proceeds from issuance of senior secured notes	—	1,333	—
Proceeds from borrowings on term credit facilities	300	1,561	—
Payments on term credit facilities	(473)	—	—
Borrowings on revolving credit facilities	1,104	330	—
Payments on revolving credit facilities	(1,034)	(175)	—
Payments on other financing arrangements	(3)	(1)	—
Debt issuance costs	(2)	(51)	—
Call premium paid on debt extinguishments	(7)	—	—
Principal payments for finance lease obligations	(4)	(1)	(2)
Tax withholding payments on behalf of employees	(14)	(7)	—
Proceeds from employee stock plans	4	—	—
Payments on acquisition holdback	(5)	—	—
Net transfers from (to) NCR Corporation	—	(60)	721
Consideration paid to NCR Corporation in connection with the Separation	—	(2,996)	—
Net cash provided by (used in) financing activities	$(134)	$31	$183
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	17	(11)
Increase (decrease) in cash, cash equivalents and restricted cash	55	87	29
Cash, cash equivalents and restricted cash at beginning of period	586	499	470
Cash, cash equivalents and restricted cash at end of period	$641	$586	$499

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Atleos Stockholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Net Investment from NCR Corporation			Total
December 31, 2021	—	$—	$—	$—	$2,431	$(98)	$3	$2,336
Comprehensive income (loss):
Net income (loss)	—	—	—	—	108	—	(1)	107
Other comprehensive income (loss)	—	—	—	—	—	35	(3)	32
Total comprehensive income (loss)	—	—	—	—	108	35	(4)	139
Net transfers from NCR Corporation	—	—	—	—	787	—	—	787
December 31, 2022	—	$—	$—	$—	$3,326	$(63)	$(1)	$3,262
Comprehensive income (loss):
Net income (loss)	—	—	—	(138)	4	—	2	(132)
Other comprehensive income (loss)	—	—	—	—	—	134	2	136
Total comprehensive income (loss)	—	—	—	(138)	4	134	4	4
Net transfers from NCR Corporation	—	—	—	—	(48)	—	—	(48)
Accumulated other comprehensive income transferred from NCR Corporation	—	—	—	—	—	15	—	15
Consideration paid to NCR Corporation in connection with the Separation	—	—	—	—	(2,996)	—	—	(2,996)
Issuance of Common Stock in connection with Separation and reclassification of Net investment from NCR Corporation	71	1	—	285	(286)	—	—	—
Stock compensation plans	—	—	12	—	—	—	—	12
December 31, 2023	71	$1	$12	$147	$—	$86	$3	$249
Comprehensive income (loss):
Net income (loss)	—	—	—	91	—	—	1	92
Other comprehensive income (loss)	—	—	—	—	—	(105)	—	(105)
Total comprehensive income (loss)	—	—	—	91	—	(105)	1	(13)
Net transfers from Voyix	—	—	—	(7)	—	—	—	(7)
Stock compensation plans	2	—	35	—	—	—	—	35
December 31, 2024	73	$1	$47	$231	$—	$(19)	$4	$264

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

On September 15, 2022, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” prior to the Separation), announced its plan to separate its businesses into two distinct, publicly traded companies, whereby NCR would execute a spin-off to NCR stockholders of its self-service banking, network, and telecommunications and technology businesses (previously referred to as NCR Atleos or NCR ATMCo), (the “Spin-off” or “Separation”). On September 22, 2023, the Board of Directors of NCR authorized the Spin-off of Atleos, which was completed on October 16, 2023. Prior to October 16, 2023, the Company was wholly owned by NCR.

On September 27, 2023, and in connection with the Spin-off, the Company executed senior secured notes and term loan facilities and used the aggregate proceeds of $2,894 million received from the issuance of the senior secured notes and the term loan facilities, as well as cash on-hand, to make a net distribution payment of $2,996 million to Voyix in consideration for the net assets contributed to Atleos. Refer to Note 5, “Debt Obligations”, for additional information on our current outstanding debt.

The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s stockholders at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Each holder of Voyix’s common stock received one share of Atleos’ common stock for every two shares of Voyix’s common stock held as of the Record Date. Upon completion of the Distribution, on October 17, 2023, the Company commenced trading as an independent public company under the ticker symbol “NATL” on the New York Stock Exchange (“NYSE”). Following the Distribution, Voyix does not beneficially own any shares of Atleos common stock and no longer consolidates Atleos with Voyix’s financial results.

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

Periods Prior to Separation

Prior to the Separation, the Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company had historically functioned together with the other businesses controlled by NCR. Accordingly, the Company relied on NCR’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs had been allocated to the Company, including: (i) certain general and administrative expenses related to NCR support functions that were provided on a centralized basis within NCR (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans, and other corporate functions) and (ii) certain operations support costs incurred by NCR, including product sourcing, maintenance and support services, and other supply chain functions. These expenses had been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that were considered to be a reasonable reflection of the utilization of services provided or benefits received. All charges and allocations for facilities, functions and services performed by NCR had been deemed settled in cash by Atleos to NCR in the period in which the cost was recorded in the Consolidated Statements of Operations. Management considers that such allocations had been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented prior to Separation. The amounts that would have been, or are currently being incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, a requirement for more or fewer employees, or other factors. Management did not believe, however, that it was practicable to estimate what these expenses would have been for the periods presented had the Company operated as an independent entity, prior to Separation, including any expenses associated with obtaining any of these services from unaffiliated entities.

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

Prior to the Separation, the aggregate net effect of related party transactions historically settled in cash between the Company and NCR are reflected in the Consolidated Statements of Cash Flows as Related party receivables and payables within operating activities, Amounts advanced for or Repayments received from related party notes receivable in investing activities, or Proceeds from or Payments on related party borrowings within financing activities. Other balances between the Company and NCR were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded. The aggregate net effect of transactions between the Company and NCR that were not historically settled in cash had been reflected in the Consolidated Statements of Cash Flows as Net transfers from (to) NCR Corporation within financing activities.

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

Periods Post Separation

Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, manufacturing services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements. On August 6, 2024, Voyix announced its intention to move the manufacturing services to another party and to further reduce the maintenance services that are being performed under the Commercial Agreements. Manufacturing services provided to Voyix were completed in the fourth quarter of 2024.

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

Prior Period Financial Statement Revision In connection with the preparation of the Company’s interim and annual 2024 financial statements, management identified errors pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the December 31, 2023 balance sheet and statement of changes in stockholders’ equity. In order to correctly state December 31, 2023 equity to reflect the impact of the Separation transaction, management has revised the December 31, 2023 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity to reflect the impact of the errors. The cumulative adjustments have no impact on operating results or cash flows. The Company evaluated the impact of the adjustments and concluded they were not material to any previously issued annual consolidated financial statements. The accompanying footnotes have also been adjusted to reflect such correction.

The following table reflects the impact of the revision to the specific line items presented in the Company’s previously reported Consolidated Balance Sheet as of December 31, 2023.

In millions	As Reported	Adjustments	As Revised
Current assets
Accounts receivable, net	$714	$(4)	$710
Other current assets	271	(17)	254
Total current assets	1,895	(21)	1,874
Property, plant and equipment, net	470	(2)	468
Prepaid pension cost	218	1	219
Other assets	173	(4)	169
Total assets	$5,741	$(26)	$5,715
Current liabilities
Accounts Payable	500	5	505
Payroll and benefits liabilities	151	(2)	149
Other current liabilities	477	9	486
Total current liabilities	1,747	12	1,759
Total liabilities	$5,454	$12	$5,466
Atleos stockholders’ equity
Paid-in capital	16	(4)	12
Retained earnings	181	(34)	147
Total Atleos stockholders’ equity	284	(38)	246
Total stockholders’ equity	287	(38)	249
Total liabilities and stockholders’ equity	$5,741	$(26)	$5,715

As it relates to the Statement of Changes in Stockholders’ Equity for the year ended December 31, 2023, the revision adjustment increases the “Net transfers from NCR Corporation” within Net Investment from NCR Corporation from $(14) million, as previously reported, to $(48) million and decreases the activity presented as “Issuance of Common Stock in connection with Separation and reclassification of Net investment from NCR Corporation” within Net Investment from NCR Corporation and Retained earnings by $34 million, resulting in the revision to retained earnings as summarized in the table above. The revision also decreases the “Stock compensation plans” line in the aforementioned statement from $16 million, as previously reported, to $12 million (reflecting the $4 million adjustment in the table above to “Paid-in capital”).

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

Payment processing services include surcharge and other fees paid by cardholders and/or the cardholder’s financial institutions for the use of processing services. Surcharge revenues are recognized daily as the associated transactions are processed. In addition, relative to ATM transactions, the Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the payment network, and recognizes the net amount received from the network as revenue. Relative to credit card processing, revenue is comprised of fees charged to the Company’s customers, net of interchange fees and assessments charged by the credit card associations and payment networks, which are pass-through charges collected on behalf of the card issuers and payment networks.

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

Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Warranty Provisions for product warranties are recorded in the period in which Atleos becomes obligated to honor the related right, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period. As of December 31, 2024 and 2023, the Company had total warranty reserves of $5 million and $9 million, respectively, recorded within Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

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

Segment Reporting The Company evaluated segment reporting in accordance with ASC 280, Segment Reporting, and concluded that Atleos is comprised of three operating segments. This conclusion is based on the discrete operating results regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the business and to make resource allocations. These three operating segments also represent our three reportable segments: (i) Self-Service Banking, (ii) Network and (iii) Telecommunications & Technology (“T&T”). See Note 4, “Segment Information and Concentrations”, for further information.

Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. As of December 31, 2024, the Company has restricted cash on deposit with a bank as collateral for letters of credit as well as cash included in settlement processing assets.

The reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows is as follows:

In millions	Balance Sheet Location	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$419	$339	$293
Short term restricted cash	Restricted cash	—	7	—
Long term restricted cash	Other assets	12	9	2
Cash included in settlement processing assets	Restricted cash	210	231	204
Total cash, cash equivalents and restricted cash		$641	$586	$499

Supplemental cash flow information External interest paid in cash was $271 million and $36 million for fiscal years 2024 and 2023, respectively. Related party interest paid in cash was $36 million and $55 million for fiscal years 2023 and 2022, respectively. Income taxes paid in cash were $54 million, $69 million, and $32 million for fiscal years 2024, 2023, and 2022, respectively.

ATM Cash Management Program Our business includes the operation of ATMs under Company-owned ATM placements, merchant-owned ATM placements, and managed services. The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash.” The Company pays a monthly rental fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers and the Company has no right or access to the cash except for the ATMs that are serviced by the Company’s wholly-owned cash-in-transit operations in the United Kingdom. While the United Kingdom cash-in-transit operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company’s vault cash arrangements expire at various times through March 2029. Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the Consolidated Financial Statements. The average outstanding vault cash balance in the Company’s ATMs for the year ended December 31, 2024 was approximately $4.0 billion.
Accounts Receivable, net Accounts receivable, net includes amounts billed and currently due from customers as well as amounts unbilled that typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value.
The components of accounts receivable are summarized as follows:

In millions	December 31, 2024	December 31, 2023
Accounts receivable
Trade	$529	$635
Other	74	89
Accounts receivable, gross	603	724
Less: allowance for credit losses	(15)	(14)
Total accounts receivable, net	$588	$710
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
The allowance for credit losses as of December 31, 2024 and 2023 was $15 million and $14 million, respectively. For the years ending December 31, 2024, 2023, and 2022, the Company recorded expenses of none, $2 million, and $8 million, respectively. For the years ending December 31, 2024, 2023, and 2022, the Company recorded immaterial write-offs against the allowance. Additionally, the allowance for credit losses as of December 31, 2024 includes approximately $3 million related to other accounts receivable balances not transferred to Atleos as of December 31, 2023 due to delays in local processes of setting up certain Atleos legal entities. These entities were legally transferred to the Company during the first quarter of 2024. Prior to the Separation, this amount was included within Atleos’ allowance for credit losses under carve-out methodology.

Inventories Inventories are stated at the lower of cost or net realizable value, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Service parts are included in inventories and include reworkable and non-reworkable service parts. The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis. Excess and obsolete write-offs are established based on forecasted usage, orders, technological obsolescence and inventory aging. In connection with the Spin-off, management re-evaluated these assumptions, recording an increase to the inventory reserves of $41 million as of December 31, 2023 to adjust the value of inventory.

Contract Assets and Liabilities Contract assets include unbilled amounts where the right to payment is not solely subject to the passage of time. Amounts may not exceed their net realizable value. Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in Other current assets and the non-current portion is included in Other assets in the Consolidated Balance Sheets. If the net position is a contract liability, the current portion is included in Contract liabilities and the non-current portion is included in Other liabilities in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, no contracts were in a net asset position.

The following table presents the net contract liability balances as of December 31, 2024 and 2023:

In millions	Location in the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$315	$325
Non-current portion of contract liabilities	Other liabilities	$29	$29

During the twelve months ended December 31, 2024, 2023, and 2022, the Company recognized $259 million, $245 million, and $251 million, respectively, in revenue that was included in contract liabilities as of December 31, 2023, 2022, and 2021, respectively.

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

Settlement processing assets consist of settlement assets due from customers and receivables from merchants corresponding to the discount fee related to reimbursement of the interchange expense, our receivables from the processing bank or Electronic Funds Transfer (“EFT”) network for transactions that have occurred and have been funded to merchants or financial institutions in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants or financial institutions, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank or merchant for transactions for which we have received funding from the members or networks but have not funded merchants or financial institutions as well as certain exception items. Settlement processing assets other than restricted cash are recorded within Other current assets and settlement processing liabilities are recorded within Settlement liabilities in the Consolidated Balance Sheets. Cash related to settlement processing is recorded within Restricted cash in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, settlement processing assets were $235 million and $271 million, respectively, including restricted cash of $210 million and $231 million, respectively, and settlement processing liabilities were $156 million and $218 million, respectively.

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within Other assets and amortized over the estimated useful lives of the resulting software. Atleos typically amortizes capitalized internal-use software on a straight-line basis over three to seven years beginning when the asset is substantially ready for use, as this is considered to approximate the usage pattern of the software. When it becomes probable that internal-use software being developed will not be completed or placed into service, the internal-use software is reported at the lower of the carrying amount or fair value.

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

The following table identifies the activity relating to total capitalized software which primarily relate to software that will be sold, leased or otherwise marketed:

In millions	2024	2023	2022
Beginning balance as of January 1	$76	$69	$62
Capitalization	39	24	39
Amortization	(38)	(28)	(32)
Assets transferred from Voyix	—	11	—
Ending balance as of December 31	$77	$76	$69

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

Acquired intangible assets other than goodwill are amortized over their weighted average amortization period unless they are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish the carrying value. The fair value of acquired intangible assets is determined using common techniques, and the Company employs assumptions developed using the perspective of a market participant. The Company makes judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, the Company assess the recoverability by comparing projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For further discussion of identified intangible assets, see Note 3, “Goodwill and Purchased Intangible Assets”.

Through the acquisition of Moon Inc., dba LibertyX, the Company began buying and selling Bitcoin. The Company records owned Bitcoin as an indefinite lived intangible in accordance with ASC 350, Intangibles - Goodwill and Other.

Property, Plant and Equipment, net Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Buildings are depreciated over 25 to 45 years, machinery and other equipment are depreciated over 3 to 20 years, and leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. For the years ending December 31, 2024, 2023 and 2022, the Company recognized $139 million, $126 million, and $127 million, respectively, in depreciation expense related to property, plant and equipment.

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

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for further information.

Leasing The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset.

Lessee We lease property, vehicles and equipment under operating and financing leases. For leases with terms greater than twelve months, we record the related asset and obligation at the present value of lease payments over the term. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Leases with a lease term of twelve months or less at inception are not recorded on our Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in our Consolidated Statements of Operations. Our leases may include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Additionally, we do not separate lease and non-lease components for any asset classes, except for those leases embedded in certain service arrangements. Fixed and in-substance fixed payments are included in the recognition of the operating and financing assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company’s variable lease payments generally relate to payments tied to various indices, non-lease components and payments above a contractual minimum fixed payment.

Lessor We have arrangements for various international office and warehouse spaces under which we are lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Sublease Agreements The Company entered into various sublease agreements with Voyix and others for corporate offices including, but not limited to, Atleos Headquarters in Atlanta, Georgia. Lease income associated with these subleases is not material.

Pension, Postemployment and Postretirement Benefits Certain of the Company’s employees, former employees, and retirees participate in pension, postretirement and postemployment plans sponsored by the Company. Prior to Separation, these plans were sponsored by NCR (“Shared Plans”) or the Company (“Dedicated Plans”); however, before the Spin-off, NCR transferred certain assets and liabilities to Atleos, including, but not limited to, the United States pension, postemployment, and postretirement plans.

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

Prior to the Spin-off, the Company accounted for the Shared Plans as multiemployer plans and therefore the related assets and liabilities were not reflected in the Consolidated Balance Sheets. The 2023 and 2022 Consolidated Statements of Operations reflects a proportional allocation of service costs for the Shared Plans associated with the Company. These costs are considered to have been settled with NCR at the time of allocation of these expenses to the Company.

Following the transfer of these plans to Atleos in connection with the Spin-off, all pension, postemployment, and postretirement plans are considered Dedicated Plans whereby the Company accounts for the Dedicated Plans as single employer plans with the net funded status of the plans recognized as an asset or liability on the Consolidated Balance Sheets.

Legal Contingencies In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements and federal securities laws, among others, may create a substantial burden on, and substantially increase costs to us or could have a material adverse effect on our consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows and there can be no assurances that the actual amounts required to comply with applicable laws and regulations will not exceed the amounts reflected in our Consolidated Financial Statements set forth herein. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Consolidated Financial Statements. Any costs that may be incurred in excess of those amounts provided as of December 31, 2024 cannot currently be reasonably determined or are not currently considered probable. Legal fees and expenses related to loss contingencies are typically expensed as incurred.

Asset Retirement Obligations (“ARO”) The Company estimates the fair value of future ARO expenditures associated with the costs to deinstall its ATMs, and in some cases, restore the ATM sites to their original condition. ARO estimates are based on a number of assumptions, including: (i) the types of ATMs that are installed, (ii) the relative mix where the ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), (iii) whether the Company will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs, and (iv) the timing of the estimated ARO payments. The Company recognizes the fair value of future ARO expenditures as a liability on a pooled basis based on the estimated deinstallation dates in the period in which it is incurred and can be reasonably estimated. The Company’s fair value estimates for ARO related liabilities generally involves discounting expected future cash flows based on the historical experience of deinstallation. ARO costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life, which is based on the average time period that an ATM is installed in a location before being deinstalled. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in Cost of services in the Consolidated Statements of Operations. As the liability is not revalued on a recurring basis, it is periodically reviewed for reasonableness based on current machine count and updated cost estimates to deinstall ATMs. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded, which is recorded in Cost of services in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company had total ARO of $68 million and $73 million, respectively, recorded within Other liabilities in the Consolidated Balance Sheets.

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

Noncontrolling Interests in Subsidiaries Ownership interests in the Company’s subsidiaries held by parties other than us are presented separately as Noncontrolling interests within equity on the Consolidated Balance Sheets. The amount of net income attributable to the Company and the noncontrolling interests are both presented on the Consolidated Statements of Operations. The activity attributable to noncontrolling interests for the years ended December 31, 2024, 2023 and 2022 are presented in the Consolidated Statements of Changes in Stockholders’ Equity.

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements in fiscal 2024

In January 2025, the SEC staff issued Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance in the Staff Accounting Bulletin No. 121 (“SAB 121”) for reporting entities that have an obligation to safeguard customers’ crypto assets. Under SAB 121, entities were required to recognize both a liability and a corresponding asset for their safeguarding obligations. With the new guidance, an entity that has a safeguarding obligation should assess whether it has any loss contingencies under ASC 450, Contingencies. SAB 122 must be applied retrospectively for annual periods beginning after December 15, 2024, with an early adoption permitted in any interim or annual financial statement filed with the SEC on or after January 30, 2025. The Company is not currently offering digital asset safeguarding services to its customers and the adoption of this new guidance did not have an impact on its net income, cash flows, earnings per share or financial condition.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the chief operating decision maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. The adoption of this accounting standards update did not have an effect on the Company’s net income, cash flows or financial condition.

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

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The Company is in the process of evaluating these new disclosure requirements and the impact of adoption.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The new standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements and related disclosures as the Company generally does not carry a material amount of Bitcoin or other forms of crypto assets.

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

2. BUSINESS COMBINATIONS

2023 ACQUISITION

Acquisition of AMS

On July 1, 2023, the Company completed its acquisition of the AMS Banking Business (“AMS”) from Altron TMT Proprietary Limited for cash consideration of approximately $1 million. Consistent with the requirements of ASC 805, Business Combinations, the Company assessed whether all assets acquired and liabilities assumed have been appropriately identified, measured and recognized, and performed re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. After applying the requirement of ASC 805-30-25-4, the Company recognized a gain on bargain purchase for the year ended December 31, 2024 as the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration transferred by approximately $5 million, reflected in Other income (expense), net in the Consolidated Statements of Operations. The acquisition did not have a material impact on the Consolidated Financial Statements nor did the Company incur material transaction costs.

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

Acquisition of FIS Payment Solutions

On July 1, 2022, the Company completed its acquisition of the India ATM business of FIS Payment Solutions & Services Private Limited for consideration of $19 million, of which $12 million was paid in cash in 2022. The remaining consideration, net of working capital adjustments, was paid in 2024. The India ATM business acquisition did not have a material impact on the Company’s Consolidated Financial Statements.
In connection with the closing of the FIS Payment Solutions acquisition, the Company did not incur material transaction costs.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of December 31 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2022			December 31, 2023			December 31, 2024
In millions	Goodwill	Additions	Other	Goodwill	Additions	Other	Total
Network	$1,695	$—	$1	$1,696	$—	$(1)	$1,695
Self-Service Banking(1)	254	—	2	256	—	(1)	255
Total goodwill	$1,949	$—	$3	$1,952	$—	$(2)	$1,950

(1) The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management completed the annual goodwill impairment test during the fourth quarter of 2024. The Company elected to perform a qualitative assessment for the Self-Service Banking reporting unit and a quantitative assessment for the Network reporting unit.

The qualitative assessment included, but was not limited to, our consideration of macroeconomic conditions such as the conflicts in and around the Red Sea region, higher interest rates, foreign currency fluctuations, and significant cost inflation to the current year cash flows, the potential impacts to future cash flows as well as the excess of the fair value over the carrying value from the assessment performed during the fourth quarter of 2023. Based on the qualitative assessment completed for the annual goodwill impairment test of the Self-Service Banking reporting unit, it was determined that it was more likely than not that the fair value of this reporting unit was in excess of its carrying value. However, if the actual results differ from our expectations, there is a possibility we would have to perform an interim test in 2025, which could lead to an impairment of goodwill for the Self-Service Banking reporting unit.

For the quantitative assessment, the fair value of the Network reporting unit was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rates, EBITDA margin and discount rates. The market approach is performed using the guideline public company method which is based on earnings multiple data of peer companies.

Based on the quantitative assessment completed for the annual goodwill impairment test of the Network reporting unit, the Company determined the fair value of this reporting unit was greater than its carrying value by more than 20%. Assumptions used in the quantitative impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market revenue and EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting unit, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairment of goodwill for the Network reporting unit.

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	December 31, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$390	$(109)	$392	$(84)
Technology-software	3 - 8	504	(244)	495	(185)
Tradenames	1 - 10	50	(41)	50	(33)
Total identifiable intangible assets		$944	$(394)	$937	$(302)

Amortization expense related to identifiable intangible assets was $95 million, $98 million, and $100 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The aggregate estimated amortization expense for identifiable intangible assets for the following periods is:

	For the years ended December 31 (estimated)
In millions	2025	2026	2027	2028	2029
Amortization expense	$93	$86	$77	$74	$50

4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company is organized primarily based on its operating model, management structure and organizational responsibilities. The Company manages and reports its operations in the following three segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”). Resources are allocated and segment performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). The following is a description of our reportable segments:

•Self-Service Banking—Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer an ATM as a service (“ATMaaS”) solution to manage and run the ATM channel end-to-end for financial institutions that include back office, cash management, software management and ATM deployment, among others.

•Network—Provides a cost-effective way for financial institutions, fintechs, neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX solution gives consumers the ability to buy and sell Bitcoin.

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

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments and allocates resources to them based on revenue and Adjusted EBITDA. Atleos determines Adjusted EBITDA based on GAAP net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other special (expense) income items. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.

The CODM uses segment Adjusted EBITDA in the annual budgeting and forecasting process for all segments. The CODM considers budget-to-actual variances on a monthly basis for its profit measure when making decisions about allocating capital and personnel to the segments.

Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.

The accounting policies used to determine the results of the operating segments are the same as those utilized for the Consolidated Financial Statements as a whole. Inter-segment sales and transfers are not material.

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. We ceased operations in Russia in 2022 and have completed the liquidation of our only subsidiary in Russia. As a result, for the year ended December 31, 2022, our presentation of segment revenue and Adjusted EBITDA excludes the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

The following tables present revenue, significant segment expenses and Adjusted EBITDA by segment for the years ended December 31, 2024, 2023, and 2022.

	For the year ended December 31, 2024
In millions	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,696	$1,285	$194	$4,175
Other (1)				142
Consolidated Revenue				$4,317
Less:
Adjusted cost of products (2)	654	56	11	721
Adjusted cost of services (2)	1,261	826	128	2,215
Adjusted SG&A and R&D expenses (2)	196	105	21	322
Other segment items (3)	(55)	(106)	(1)	(162)
Total Segment Adjusted EBITDA	$640	$404	$35	$1,079
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) attributable to Atleos
Segment Adjusted EBITDA				$1,079
Less unallocated amounts
Corporate income and expenses not allocated to segments				306
Other income and expenses not allocated to segments				(8)
Interest expense				309
Interest income				(7)
Income tax expense				47
Depreciation and amortization expense				176
Acquisition-related amortization of intangibles				95
Stock-based compensation expense				38
Separation costs				19
Acquisition-related costs				(5)
Transformation and restructuring				22
Pension mark-to-market adjustments				(38)
Voyix environmental indemnification expense (4)				14
Loss on debt extinguishment				20
Net income attributable to Atleos				$91
(1) Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
(2) Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisitions related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); and other special (expense) income items from Atleos’ costs of products, costs of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the statement of operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with Atleos’ definition of Adjusted EBITDA, which is management’s measure of segment profit or loss, with the exception that these amounts include depreciation and amortization expense. Atleos believes these measures are useful for investors because they may provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
(3) Other segment items include an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is management’s segment measure of profit or loss.
(4) Represents Atleos’ indemnification of certain costs shared with Voyix, related to investigatory and remedial activities, and related litigation, at facilities formerly owned or operated by Voyix to comply, or determine compliance, with environmental laws. Refer to Note 10, “Commitments and Contingencies”, for further details on the Shared Environmental Matters.

	For the year ended December 31, 2023
In millions	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,581	$1,267	$196	$4,044
Other (1)				147
Consolidated Revenue				$4,191
Less:
Adjusted cost of products (2)	657	77	9	743
Adjusted cost of services (2)	1,181	820	133	2,134
Adjusted SG&A and R&D expenses (2)	161	102	23	286
Other segment items (3)	(48)	(111)	(2)	(161)
Total Segment Adjusted EBITDA	$630	$379	$33	$1,042
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) attributable to Atleos
Segment Adjusted EBITDA				$1,042
Less unallocated amounts
Corporate income and expenses not allocated to segments				344
Other income and expenses not allocated to segments				(34)
Interest expense, net (4)				90
Interest income				(5)
Income tax expense				239
Depreciation and amortization expense				151
Acquisition-related amortization of intangibles				98
Stock-based compensation expense				68
Separation costs				170
Transformation and restructuring				28
Pension mark-to-market adjustments				27
Net income (loss) attributable to Atleos				$(134)
(1) Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. For periods after the separation from Voyix, Other also includes revenues from commercial agreements with Voyix.
(2) Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisitions related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); and other special (expense) income items from Atleos’ costs of products, costs of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the statement of operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with Atleos’ definition of Adjusted EBITDA, which is management’s measure of segment profit or loss, with the exception that these amounts include depreciation and amortization expense. Atleos believes these measures are useful for investors because they may provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
(3) Other segment items include an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is management’s segment measure of profit or loss.
(4) Includes Related party interest expense, net, as presented in the Consolidated Statements of Operations.

	For the year ended December 31, 2022
In millions	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,582	$1,198	$219	$3,999
Other (1)				123
Other adjustment (2)				9
Consolidated Revenue				$4,131
Less:
Adjusted cost of products (3)	779	73	17	869
Adjusted cost of services (3)	1,147	783	135	2,065
Adjusted SG&A and R&D expenses (3)	152	99	23	274
Other segment items (4)	(45)	(109)	(3)	(157)
Total Segment Adjusted EBITDA	$549	$352	$47	$948
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) attributable to Atleos
Segment Adjusted EBITDA				$948
Less unallocated amounts
Corporate income and expenses not allocated to segments				279
Other income and expenses not allocated to segments				(16)
Related party interest expense, net				31
Income tax expense				50
Depreciation and amortization expense				159
Acquisition-related amortization of intangibles				100
Stock-based compensation expense				66
Acquisition-related costs				8
Transformation and restructuring				63
Russia operations				22
Pension mark-to-market adjustments				78
Net income attributable to Atleos				$108
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
(3) Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisitions related costs; pension settlements, pension curtailments and pension special termination benefits; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance and other exit and disposal costs); and other special (expense) income items from Atleos’ costs of products, costs of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the Statement of Operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with Atleos’ definition of Adjusted EBITDA, which is management’s measure of segment profit or loss, with the exception that these amounts include depreciation and amortization expense. Atleos believes these measures are useful for investors because they may provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
(4) Other segment items include an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is management’s segment measure of profit or loss.

The following table presents recurring revenue and all other products and services that is recognized at a point in time for Atleos for the years ended December 31:

In millions	2024	2023	2022
Recurring revenue	$3,136	$2,982	$2,795
All other products and services	1,181	1,209	1,336
Total revenue	$4,317	$4,191	$4,131

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

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos for the years ended December 31:

In millions	2024	%	2023	%	2022	%
Revenue by Geographic Area
United States	$1,932	45%	$1,894	45%	$1,859	45%
Americas (excluding United States)	517	12%	534	13%	512	12%
Europe, Middle East and Africa	1,343	31%	1,251	30%	1,236	30%
Asia Pacific	525	12%	512	12%	524	13%
Total revenue	$4,317	100%	$4,191	100%	$4,131	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2024	2023
Property, plant and equipment, net
United States	$201	$212
Americas (excluding United States)	22	24
Europe, Middle East and Africa	148	144
Asia Pacific	103	88
Total property, plant and equipment, net	$474	$468

Concentrations No single customer accounts for more than 10% of Atleos’ consolidated revenue and accounts receivable as of and for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, 2023, and 2022, Atleos is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on Atleos’ operations. Atleos also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	December 31, 2024		December 31, 2023
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$78	7.35%	$73	8.93%
Other (1)	3	7.19%	3	7.23%
Total short-term borrowings	$81		$76
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities (1)	$1,335	7.62%	$1,512	9.44%
Revolving credit facility (1)	225	7.50%	155	8.71%
Senior Notes:
9.500% Senior Notes due 2029	$1,350		1,350
Discount and deferred financing fees	(58)		(85)
Other (1)	3	7.17%	6	7.18%
Total long-term debt	$2,855		$2,938
(1)    Interest rates are weighted average interest rates as of December 31, 2024 and 2023.

Senior Secured Credit Facility The Company is party to a Credit Agreement, dated as of September 27, 2023, which provides for (i) a five-year senior secured Term Loan A facility in an aggregate principal amount of $835 million (the “Term Loan A Facility”, and the loans thereunder the “Term A-1 Loans”), (ii) a five and a half-year senior secured Term Loan B facility in an aggregate principal amount of $750 million (the “Term Loan B Facility”), and (iii) a five-year multicurrency revolving credit facility with commitments in an initial aggregate principal amount of $500 million (including (a) letters of credit sub-facility in an aggregate face amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and Letters of Credit in certain agreed foreign currencies).

On October 17, 2024, Atleos entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of September 27, 2023, by and among the Company, certain subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Administrative Agent”) (the “Credit Agreement” and, as amended by the First Amendment, the “Amended Credit Agreement”). The First Amendment provided for (a) an increase in the aggregate principal amount of the revolving credit commitments equal to $100 million such that the aggregate amount of the revolving credit commitments after giving effect to the First Amendment will be $600 million (the “Revolving Credit Facility”, and the loans thereunder the “Revolving Credit Loans”) and (b) a new class of incremental term loan commitments (the “Term A-2 Commitments” and, the loans made pursuant thereto, the “Term A-2 Loans”) to be established in an aggregate principal amount equal to $300 million.

The proceeds of the Term A-2 Loans were used to, among other things, (i) prepay a portion of the Term Loan B Facility outstanding under the Credit Agreement immediately prior to the effectiveness of this Amended Credit Agreement (the “Existing Term B Loans”), (ii) to pay the call premium, fees, costs and expenses related to the foregoing transactions, and (iii) for general corporate purposes. Immediately following the prepayment described in clause (i) above, the Existing Term B Loans were refinanced and replaced in their entirety with a new tranche of term loans under the Credit Agreement in an aggregate principal amount equal to $445 million (the “New Term B Loans” and together with the Term A-1 Loans and the Term A-2 Loans, the “Term Loan Facilities”). For the year ended December 31, 2024, and in connection with the Existing Term B Loan refinancing transaction, the Company recognized a loss of $20 million, which includes the write-off of deferred financing costs and original issue discount of $13 million and a cash redemption premium of $7 million.

As of December 31, 2024, the Term Loan Facilities under the Amended Credit Agreement have an aggregate principal amount of $1,580 million, of which $1,413 million remained outstanding. Additionally, as of December 31, 2024, there was $225 million outstanding under the Revolving Credit Facility and outstanding letters of credit under the sub-facilities were $25 million. Our borrowing capacity under our Revolving Credit Facility was $350 million at December 31, 2024.

The Term A-1 Loans, the Term A-2 Loans and the Revolving Credit Loans will bear interest based on the secured overnight financing rate (“SOFR”) (or an alternative reference rate for amounts denominated in a currency other than U.S. Dollars), or, at the Company’s option, in the case of amounts denominated in U.S. Dollars, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “prime rate”, (c) the one-month SOFR rate plus 1.00%, and (d) 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 2.00% to 3.00% per annum for SOFR-based Term A-1 Loans, Term A-2 Loans and Revolving Credit Loans ranging from 1.00% to 2.00% per annum for Base Rate-based Term A-1 Loans, Term A-2 Loans and Revolving Credit Loans, in each case, depending on the Company’s consolidated leverage ratio.

The New Term B Loans will bear interest at SOFR or, at the Company’s option, the Base Rate, plus, as applicable, a margin of 3.75% per annum for SOFR-based Term B Loans and 2.75% for Base Rate-based Term B Loans.

In connection with the revolving credit commitments, the Company will pay customary agency fees and a commitment fee based on the daily unused portion of the Revolving Credit Loans and ranging from 0.25% to 0.50% per annum, depending on the Company’s consolidated leverage ratio.

The outstanding principal balance of the Term A-1 Loans is required to be repaid in quarterly installments beginning on March 31, 2024, in an amount equal to (i) 1.875% of the original principal amount of the Term A-1 Loans during the first three years and (ii) 2.50% of the original principal amount of the Term A-1 Loans during the final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028.

The outstanding principal balance of the Term A-2 Loans is required to be repaid in quarterly installments beginning on March 31, 2025, in an amount equal to 1.250% of the original principal amount of the Term A-2 Loans until maturity. Any remaining outstanding balance will be due at maturity on October 16, 2028.

The Revolving Credit Loans and the New Term B Loans are not subject to amortization and will mature on October 16, 2028 and April 16, 2029, respectively. During the fourth quarter of 2024, the Company voluntarily prepaid $105 million of the outstanding principal amount of the New Term B Loans, without penalty.

The obligations under the Amended Credit Agreement, and the guarantees of those obligations, were secured by substantially all of the Company’s assets and the assets of the Company’s wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”), in each case, subject to customary exceptions and exclusions (the “Collateral”).

The Amended Credit Agreement contains customary representations and warranties, affirmative covenants, and negative covenants. The negative covenants limit the Company and its subsidiaries’ ability to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The Amended Credit Agreement also contains a financial covenant, that does not permit the Company to allow its consolidated leverage ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Amended Credit Agreement) to exceed (i) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (ii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.

The Amended Credit Agreement also contains customary events of default including, among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Credit Loans and Term Loan Facilities (the “Credit Facilities”), the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit.

The Amended Credit Agreement permits the Company to request, from time to time and subject to certain customary conditions, including obtaining commitments therefore (a) increases in any existing tranche of Term A Loans and Term B Loans, (b) the establishment of new tranches of incremental term loans and/or (c) the establishment of incremental revolving commitments, in an aggregate principal amount for all such incremental facilities, when combined with any “incremental equivalent debt”, of up to $300 million plus such amount as would not cause the Company’s consolidated leverage ratio, calculated on a pro forma basis and assuming all incremental commitments were fully drawn, to exceed 3.50 to 1.00.

Senior Secured Notes On September 27, 2023, the Company issued $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”) between the Company and Citibank, N.A., as trustee and notes collateral agent. The Notes are unconditionally guaranteed on a senior secured basis, subject to certain limitations, by the Subsidiary Guarantors that will guarantee the Credit Facilities. The Notes and related guarantees will be secured, subject to permitted liens and certain other exceptions, by first-priority liens on the Collateral (as defined above). Interest is payable on the Notes semi-annually, in arrears, at an annual rate of 9.500% on April 1 and October 1 of each year, beginning on April 1, 2024. The Notes will mature on April 1, 2029.

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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATM as a Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”) as security interest in the borrowing. The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. In connection with the Spin-off, in September 2023, NCR, Cardtronics USA, Inc. and BALCAP amended the ATMaaS Facility in order to, among other things, cause the assignment by NCR of all of its ATMaaS Assets and all of its obligations under the ATMaaS Facility to Cardtronics USA, Inc. As of December 31, 2024, total debt outstanding under the financing program was $6 million with a weighted average interest rate of 7.18% and a weighted average term of 2.6 years. As of December 31, 2023, total debt outstanding under the financing program was $9 million with a weighted average interest rate of 7.20% and a weighted average term of 2.8 years.

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2024 are summarized below:

		For the years ended December 31
In millions	Total	2025	2026	2027	2028	2029
Debt maturities	$2,994	$81	$81	$93	$1,049	$1,690

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2024 and 2023 was $3,126 million and $3,172 million, respectively. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.
6. TRADE RECEIVABLES FACILITY

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of December 31, 2024 and 2023, respectively. Excluding the trade receivables sold, the SPEs collectively owned $38 million and $90 million of trade receivables as of December 31, 2024 and 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

Upon the effectiveness of the Trade Receivables Facility, the Company received a benefit from cash from operations of approximately $166 million in the year ended December 31, 2023. Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers, those fees, which are immaterial, are recorded within Other (expense) income, net in the Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of December 31, 2024 and 2023 is not material.

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

7. INCOME TAXES

The Company’s income tax provision for the first three quarters of 2023 and the year ended December 31, 2022 were prepared using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone entity. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.

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

For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2024	2023	2022
Income (loss) before income taxes
United States	$30	$(16)	$(88)
Foreign	109	123	245
Total income (loss) before income taxes	$139	$107	$157

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2024	2023	2022
Income tax expense (benefit)
Current
Federal	$25	$81	$8
State	6	15	2
Foreign	35	69	68
Deferred
Federal	(12)	(111)	(13)
State	5	(23)	1
Foreign	(12)	208	(16)
Total income tax expense	$47	$239	$50

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2024	2023	2022
Income tax (benefit) expense at the U.S. federal tax rate of 21%	$29	$22	$33
Foreign income tax differential	9	22	(2)
U.S. tax impact on foreign income	(11)	16	1
State and local income taxes (net of federal effect)	7	(8)	3
Tax effects of intercompany restructurings prior to the Spin-Off	—	120	—
Other U.S. permanent book/tax differences	—	—	1
Nondeductible transaction costs	—	1	—
Disallowed executive compensation	2	6	7
Excess benefit/deficit from share-based payments	5	5	(1)
Foreign Derived Intangible Income deduction	(17)	—	—
Research and development tax credits	—	(2)	(1)
Valuation allowances	26	44	(1)
Change in liability for unrecognized tax benefits	2	4	(1)
Change in tax estimates for prior periods	(5)	6	10
Other, net	—	3	1
Total income tax expense	$47	$239	$50

Atleos’ tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2024, our tax rate benefited from $17 million Foreign Derived Intangible Income deduction and $17 million provision to return adjustments, of which $11 million is classified as U.S. tax impact on foreign income. Additionally, our tax rate was impacted by increasing the valuation allowance on U.S. interest expense disallowance carryforward by $31 million. During 2023, our tax rate was impacted by a $44 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom, Canada, Cyprus, Austria and other jurisdictions. The Company also completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $120 million discrete tax expenses. Approximately $105 million of the discrete tax expense was for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off.

Atleos did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $3.7 billion of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $130 million. The unrecognized deferred tax liability is made up of a combination of U.S. and state income taxes and foreign withholding taxes.
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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2024	2023
Deferred income tax assets
Employee pensions and other benefits	$81	$93
Other balance sheet reserves and allowances	135	121
Tax loss and credit carryforwards	287	306
Capitalized research and development	116	113
Property, plant and equipment	10	12
Lease liabilities	37	23
Other	22	26
Total deferred income tax assets	$688	$694
Valuation allowance	(264)	(263)
Net deferred income tax assets	$424	$431
Deferred income tax liabilities
Intangible assets	$137	$173
Right of use assets	37	25
Capitalized software	5	13
Total deferred income tax liabilities	$179	$211
Total net deferred income tax assets	$245	$220

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

As of December 31, 2024, Atleos had U.S. federal, U.S. state (tax effected), and foreign net operating loss carryforwards of approximately $1.1 billion. These carryforwards that are subject to expiration will expire in the years 2025 through 2043. As a result of stock ownership changes, our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur. Additionally, Atleos has tax credit carryforwards of approximately $18 million, which will expire in the years 2033 through 2034.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2024	2023	2022
Gross unrecognized tax benefits - January 1	$34	$32	$35
Increases related to tax positions from prior years	1	—	1
Decreases related to tax positions from prior years	(4)	(2)	(6)
Increases related to tax positions taken during the current year	6	6	6
Settlements with tax authorities	—	—	(2)
Lapses of statutes of limitation	(4)	(1)	(2)
Settlements (closed out to Net Investment from NCR Corporation)	—	(1)	—
Total gross unrecognized tax benefits - December 31	$33	$34	$32

Of the total amount of gross unrecognized tax benefits as of December 31, 2024, $26 million would affect Atleos’ effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in Income tax accruals in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $2 million of benefit, $3 million of benefit, and none for the years ended December 31, 2024, 2023, and 2022, respectively. The gross amount of interest and penalties accrued as of December 31, 2024 and 2023 was $11 million and $14 million, respectively.

In the United States, Atleos files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Years beginning on or after 2015 are still open to examination by certain foreign taxing authorities.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next twelve months it expects to resolve certain tax matters related to foreign jurisdictions. As a result, as of December 31, 2024, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $3 million to $4 million in the next twelve months.

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

Prior to the Separation, certain employees participated in NCR’s stock incentive plans (“NCR Plans”), whereby all awards granted under the programs consist of NCR common shares. Stock-based compensation expense recognized in the Consolidated Financial Statements for the years 2023 and 2022 was determined based upon employees who participate in the NCR Plans and who exclusively supported Atleos operations, as well as an allocation of NCR’s corporate and shared employee stock-based compensation expenses.

Substantially concurrently with the Separation, the Company adopted the following incentive plans for Atleos employees: (i) NCR Atleos Corporation 2023 Stock Incentive Plan (the “2023 SIP”), and (ii) NCR Atleos Corporation Employee Stock Purchase Plan (collectively, the “Atleos Plans”). Grants of equity awards made after the Spin-off to our executive officers and other employees were made under the 2023 SIP, which became effective as of the date of the Distribution. The 2023 SIP has an authorized share reserve of 6 million shares available for grant and, as of December 31, 2024, approximately 6 million shares remain available for future issuance.

In connection with the Spin-off, certain of the outstanding restricted stock units and stock options held by Atleos employees, as well as the strike price for the stock options, were adjusted pursuant to a conversion ratio determined by the post Spin-off average trading price of each of Atleos and Voyix during a specified period following the Spin-off. All adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-off. Outstanding stock options at the time of the Spin-off, regardless of the holder, were converted into stock options of both Atleos and Voyix. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-off (including former Voyix directors and certain former Voyix employees) were converted into restricted stock units of both Atleos and Voyix. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original NCR awards, including with respect to vesting, except as described in the Employee Matters Agreement. Performance determinations for converted awards will be made by the Voyix Compensation and Human Resource Committee of their Board of Directors. As a result of the award modifications, Atleos will incur approximately $5 million of incremental stock-based compensation expense. Of this amount, $2 million and $2 million was recognized during the years ended December 31, 2024 and 2023, respectively, and approximately $1 million will be recognized during the year ended December 31, 2025.

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

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2024	2023	2022
Restricted stock units	$37	$43	$30
Stock options	—	—	1
Employee stock purchase plan	1	—	—
Stock-based compensation expense	$38	$43	$31
Tax benefit	(3)	(5)	(7)
Total stock-based compensation expense (net of tax)	$35	$38	$24

Total stock-based compensation expense, presented in the table above for the years ended December 31, 2023 and 2022, is specifically for employees who exclusively supported Atleos’ operations. The Company recorded stock-based compensation expense allocated to Atleos for NCR corporate and shared employees for the years ended December 31, 2023 and 2022 of $25 million, and $35 million, respectively.

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

The restricted stock units outstanding as of December 31, 2024 consist of converted awards originally granted under NCR stock incentive plans prior to the Separation and awards granted under the Atleos 2023 SIP. The NCR stock incentive plans have terms generally consistent with those described above.

The following table summarizes restricted stock unit activity in 2024 for Atleos employees, as well as certain Voyix employees who were granted restricted stock units of Atleos common stock upon Separation:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1, 2024	3,461	$30.49
Shares granted	1,690	$22.62
Shares granted adjustments(1)	(104)
Shares vested	(1,348)	$28.81
Shares forfeited	(204)	$25.70
Unvested shares as of December 31, 2024	3,495	$27.03
(1) Represents grant adjustments for RSUs granted in prior periods with performance-based vesting criteria to reflect the actual number of shares issued upon final achievement of the performance vesting criteria.

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of restricted stock units held by Atleos employees that vested and distributed in the form of Atleos common stock was $21 million in 2024 and $19 million in 2023. As of December 31, 2024, there was $36 million of unrecognized compensation cost related to unvested restricted stock unit grants held by Atleos employees. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table summarizes the composition of restricted stock unit grants in 2024:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	1,146	$21.55
Performance-based units	544	$24.89
Total restricted stock units	1,690	$22.62

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

The market-based restricted stock units cliff vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return from January 1, 2024 to December 31, 2026 (the “performance period”), as compared to a designated peer group. The fair value of the awards was determined to be $27.46 per share based on using a Monte-Carlo simulation model and will be recognized over a three-year requisite service period ending February 16, 2027.

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

Approximately 50% of these market-based restricted stock units granted on December 21, 2022 and February 13, 2023 included an accelerated vesting provision if a Qualified Transaction, including a Spin-off, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on NCR’s 20-day volume-weighted average closing stock price immediately preceding the transaction date. In connection with the Spin-off that occurred on October 16, 2023, the accelerated vesting provision was triggered as the Spin-off occurred during the performance period and resulted in a minimum vesting period of one year from the grant dates of December 21, 2022 and February 13, 2023. In accordance with the provision, 50% of the market-based restricted stock units was recognized over the adjusted service period, vesting on December 21, 2023 and February 13, 2024.

Stock Options

The 2023 SIP also provides for the grant of stock options to purchase shares of Atleos common stock. The Compensation and Human Resource Committee has discretion to determine the material terms and conditions of option awards under the 2023 SIP, provided that (i) the exercise price must be no less than the fair market value of Atleos common stock (defined as the closing price) on the date of grant, and (ii) the term must be no longer than ten years. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee as set forth in the agreement relating to that award. New shares of the Company’s common stock are issued as a result of stock option exercises. During the year ended December 31, 2024, the Company did not grant any stock options.

As discussed above, outstanding stock options at the time of the Spin-off, regardless of the holder, were converted into stock options of both Atleos and Voyix. As such, employees of both Atleos and Voyix hold option awards in Atleos common stock. All options vested prior to the Spin-off and there is no remaining unrecognized compensation cost as of December 31, 2024.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	4,187	$27.62
Granted	—	$—
Exercised	(627)	$25.51
Forfeited or expired	(428)	$31.06
Outstanding as of December 31, 2024	3,132	$27.60	1.6	$19.79
Exercisable as of December 31, 2024	3,132	$27.60	1.6	$19.79

Employee Stock Purchase Plan

In October 2023, the Board of Directors adopted the NCR Atleos Employee Stock Purchase Plan, effective October 18, 2023. The total number of shares of the Company’s common stock reserved for future issuance at inception was 5 million.

The Company’s Employee Stock Purchase Plan (“ESPP”) provides employees up to a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of Atleos’ closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation. The first offering under the ESPP was the three-month period from July 1, 2024 to September 30, 2024.

For the twelve months ended December 31, 2024, employees purchased approximately 0.1 million shares of the Company’s common stock, at a discounted price of $24.07. Approximately 4.9 million authorized shares remain unissued under our ESPP as of December 31, 2024. Effective December 31, 2024, the Company suspended the ESPP.

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

Net periodic benefit cost (income)

Components of net periodic benefit cost (income) of the pension plans, including amounts allocated prior to the Spin-off, for the years ended December 31 were as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net service cost	$—	$—	$—	$2	$1	$2	$2	$1	$2
Interest cost	67	24	—	19	22	10	86	46	10
Expected return on plan assets	(76)	(21)	—	(35)	(32)	(26)	(111)	(53)	(26)
Actuarial (gain) loss	(43)	45	—	5	(15)	78	(38)	30	78
Net periodic benefit (income) cost	$(52)	$48	$—	$(9)	$(24)	$64	$(61)	$24	$64

The net actuarial gain in 2024 was primarily due to an increase in discount rates in measuring the benefit obligations as well as the favorable impact from an update to the mortality tables, partially offset by the impact of the increase in inflation rate. The net actuarial loss in 2023 was primarily due to a decrease in discount rates in measuring the benefit obligations, partially offset by the impact of economic improvements on the value of plan assets. The actuarial loss in 2022 was primarily due to the impact of economic downturns on the value of plan assets, partially offset by an increase in discount rates in measuring the benefit obligation.

Benefit obligations and plan assets

A reconciliation of the beginning and ending balances of the pension plan benefit obligations is as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation as of January 1	$1,403	$—	$604	$562	$2,007	$562
Net service cost	—	—	2	1	2	1
Interest cost	67	24	19	22	86	46
Actuarial (gain) loss	(92)	52	(25)	(9)	(117)	43
Benefits paid	(109)	(34)	(38)	(46)	(147)	(80)
Benefit obligations transferred from Voyix	—	1,361	7	36	7	1,397
Currency translation adjustments	—	—	(17)	38	(17)	38
Benefit obligation as of December 31	$1,269	$1,403	$552	$604	$1,821	$2,007
Accumulated benefit obligation as of December 31	$1,269	$1,403	$529	$590	$1,798	$1,993

A reconciliation of the beginning and ending balances of the fair value of the pension plan assets is as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Change in plan assets
Fair value of plan assets as of January 1	$1,070	$—	$767	$710	$1,837	$710
Actual return on plan assets	29	28	7	39	36	67
Company contributions	—	150	3	4	3	154
Benefits paid	(109)	(34)	(38)	(35)	(147)	(69)
Fair value of plan assets transferred from Voyix	—	926	—	—	—	926
Currency translation adjustments	—	—	(25)	49	(25)	49
Fair value of plan assets as of December 31	$990	$1,070	$714	$767	$1,704	$1,837

The following table represents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive income (loss) as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2024	2023	2024	2023	2024	2023
Funded Status	$(279)	$(333)	$162	$163	$(117)	$(170)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$227	$217	$227	$217
Current liabilities	—	—	(1)	(2)	(1)	(2)
Noncurrent liabilities	(279)	(333)	(64)	(52)	(343)	(385)
Net amounts recognized	$(279)	$(333)	$162	$163	$(117)	$(170)
Amounts recognized in accumulated other comprehensive income (loss)
Prior service cost	—	—	14	14	14	14
Total	$—	$—	$14	$14	$14	$14

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $1,311 million, $1,308 million, and $992 million, respectively, as of December 31, 2024, and $1,447 million, $1,443 million and $1,072 million, respectively, as of December 31, 2023.

Plan Assets The weighted average asset allocations as of December 31, 2024 and 2023 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2024	2023		2024	2023
Equity and other investments(1)	64%	55%	60% - 85%	19%	20%	10% - 30%
Debt securities(2)	18%	24%	5% - 20%	53%	53%	50% - 70%
Real estate	—%	—%	5% - 20%	23%	22%	10% - 20%
Other	18%	21%	5% - 15%	5%	5%	5% - 15%
Total	100%	100%		100%	100%
(1) Includes equity securities and securities held in comingled trusts.
(2) Includes debt securities and debt held in comingled trusts.

The fair value of plan assets as of December 31, 2024 and 2023 by asset category is as follows:

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities and other investments:
Common and commingled trusts - Equities	1	$636	$—	$—	$—	$636	$134	$—	$—	$—	$134
Fixed income securities:
Corporate debt	2	—	—	—	—	—	52	—	52	—	—
Common and commingled trusts - Bonds	1	177	—	—	—	177	326	—	—	—	326
Other types of investments:
Real estate	3	—	—	—	—	—	165	—	—	165	—
Common and commingled trusts - Short Term Investments	1	9	—	—	—	9	18	—	—	—	18
Partnership/joint venture interests - Other	4	48	—	—	7	41	—	—	—	—	—
Hedge Funds	1	113	—	—	—	113	—	—	—	—	—
Money market funds	1	7	—	—	—	7	18	—	—	—	18
Insurance Products	1	—	—	—	—	—	1	—	1	—	—
Total		$990	$—	$—	$7	$983	$714	$—	$53	$165	$496

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities and other investments:
Common and commingled trusts - Equities	1	$585	$—	$—	$—	$585	$155	$—	$—	$—	$155
Fixed income securities:
Corporate debt	2	—	—	—	—	—	79	—	60	—	19
Common and commingled trusts - Bonds	1	254	—	—	—	254	329	—	—	—	329
Other types of investments:
Real estate	3	—	—	—	—	—	169	—	—	169	—
Common and commingled trusts - Short Term Investments	1	84	—	—	—	84	29	—	—	—	29
Partnership/joint venture interests - Other	4	33	—	—	4	29	—	—	—	—	—
Hedge Funds	1	114	—	—	—	114	—	—	—	—	—
Money market funds	1	—	—	—	—	—	6	—	—	—	6
Total		$1,070	$—	$—	$4	$1,066	$767	$—	$60	$169	$538

Notes:
1.Common and commingled trusts (equities and balanced) and registered investment companies (RICs) such as money market funds and hedge funds are valued using a Net Asset Value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager or independent third party to value investments.
2.Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.
3.Real estate investments are not traded on an active market, as such a variety of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.
4.Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2022	$—	$154
Transfers, net	3	—
Realized and unrealized gains and losses, net	—	15
Purchases, issuances and settlements	1	—
Balance, December 31, 2023	$4	$169
Transfers, net	—	—
Realized and unrealized gains and losses, net	—	(4)
Purchases, issuances and settlements	3	—
Balance, December 31, 2024	$7	$165

Assumptions

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

	US Pension Benefits			International Pension Benefits			Total Pension Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate - Service Cost	N/A	N/A	N/A	4.6%	2.9%	0.4%	4.6%	2.9%	0.4%
Discount rate - Interest Cost	4.9%	5.4%	N/A	3.4%	4.0%	1.3%	4.5%	5.0%	1.3%
Expected return on plan assets	7.5%	7.0%	N/A	4.7%	4.4%	2.6%	6.3%	5.9%	2.6%
Rate of compensation increase	N/A	N/A	N/A	2.1%	2.0%	0.7%	2.1%	2.0%	0.7%

The discount rate used to determine U.S. benefit obligations as of December 31, 2024 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Willis Tower Watson (“WTW”) Rate:Link 10th-90th yield curve. The WTW Rate:Link 10th-90th yield curve has been constructed to represent the available yields on high-quality, fixed income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.5%	5.0%	3.8%	3.5%	5.0%	4.6%
Rate of compensation increase	N/A	N/A	2.1%	2.0%	2.1%	2.0%

The weighted-average cash balance interest crediting rate for the Company’s cash balance defined benefit plans was 3.5% and 4.3% for the years ended December 31, 2024 and 2023, respectively.

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

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by NCR. Remeasurement of all assumed plans occurred immediately prior to transfer. As a result, Pension and indemnity plan liabilities increased $468 million for the year ended December 31, 2023, and there was no material change in Prepaid pension cost, Other current liabilities, or Accumulated other comprehensive income (loss).

Prior to Atleos assuming these pension plans, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in these plans was reflected as though the Company participated in a multiemployer plan. As such, the Consolidated Financial Statements for the years ended December 31, 2023 and 2022 reflect an allocation of pension expense from NCR as recorded in Operating expenses in our Consolidated Statements of Operations. The service costs related to pension plans allocated to the Company for the years ended December 31, 2023 and 2022 were immaterial and are included in those figures above.

Employer Contribution

The Company made no contributions to the U.S. pension plan in 2024 and contributed $3 million to its international pension plans in 2024.

The Company anticipates contributing $30 million and $1 million to the U.S. pension plan and international pension plans, respectively, in 2025.

Postemployment Plan

The Company offers various postemployment payments and benefits to involuntarily terminated employees and certain inactive employees after employment but before retirement. These benefits are paid in accordance with the Company’s established employment agreements, offer letters and benefit plans, practices and policies. Postemployment benefits include mainly severance as well as continuation of healthcare benefits and life insurance coverage while on disability. These postemployment benefits are funded on a pay-as-you-go basis. Changes to the funded status are recognized as a component of other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity.

Net periodic benefit cost (income)

Components of net periodic benefit cost (income) of the postemployment plan, including amounts allocated prior to the Spin-off, for the years ended December 31 were as follows:

In millions	Postemployment Benefits
	2024	2023	2022
Service cost	$6	$8	$34
Interest cost	3	1	—
Amortization of:
Prior service benefit	—	—	—
Actuarial gain	—	—	—
Net periodic benefit cost	$9	$9	$34

Benefit obligations

A reconciliation of the beginning and ending balances of the postemployment plan benefit obligations is as follows:

	Postemployment Benefits
In millions	2024	2023
Change in benefit obligation
Benefit obligation as of January 1	$73	$5
Net Service cost	6	3
Interest cost	3	1
Benefit obligations transferred from Voyix	—	67
Assumption (gain) loss	29	2
Actuarial (gain) loss	10	7
Benefits paid	(21)	(11)
Currency translation adjustments	(1)	(1)
Benefit obligation as of December 31	$99	$73

A reconciliation of the ending funded status to amounts recognized in the Consolidated Balance Sheets as of December 31 is as follows:

	Postemployment Benefits
In millions	2024	2023
Funded Status	$(99)	$(73)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(23)	$(18)
Noncurrent liabilities	(76)	(55)
Net amounts recognized	$(99)	$(73)
Amounts recognized in Accumulated other comprehensive income (loss)
Net actuarial (gain) loss	$22	$(5)
Prior service cost	—	(1)
Total	$22	$(6)

Assumptions

Actuarial assumptions are not applicable prior to September 2023 when certain NCR U.S. and international postemployment plans were transferred to Atleos. The weighted average rate and assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were as follows:

	2024	2023	2022
Discount rate for severance plan	4.9%	5.4%	N/A
Salary increase rate	3.4%	3.5%	N/A
Involuntary turnover rate	3.8%	3.8%	N/A

The weighted average rates and assumptions used to determine benefit obligation as of December 31 were as follows:

	2024	2023	2022
Discount rate for severance plan	5.5%	4.9%	N/A
Salary increase rate	3.9%	3.4%	N/A
Involuntary turnover rate	5.0%	3.8%	N/A

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed a portion of NCR’s U.S. postemployment plan liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by NCR. Remeasurement of the assumed plan occurred immediately prior to transfer. As a result, Other current liabilities increased $5 million, Postretirement and postemployment benefits liabilities increased $62 million, and there was no material change in Accumulated other comprehensive income (loss) for the year ended December 31, 2023.

Prior to Atleos assuming a portion of this plan, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in this plan was reflected as though the Company participated in a multiemployer plan. As such, the Consolidated Financial Statements for the years ended December 31, 2023 and 2022 reflect an allocation of postemployment plan expense from NCR as recorded in Operating expenses in our Consolidated Statements of Operations. The service costs related to the postemployment plans allocated to the Company for the years ended December 31, 2023 and 2022 were $5 million and $34 million, respectively, and are included in those figures above.

Employer Contributions

The Company contributed $21 million to its postemployment plan in 2024.

The Company anticipates contributing $23 million to its postemployment plan in 2025.

Postretirement Plan

The Company sponsors a U.S. postretirement benefit plan that no longer offers benefits to U.S. participants who had not reached a certain age and years of service. The plan provides medical care benefits to retirees and their eligible dependents. Non-U.S. employees are typically covered under government-sponsored programs. These postretirement benefits are funded on a pay-as-you-go basis. Changes to the funded status are recognized as a component of other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity.

Net periodic benefit cost (income)

All components of the net periodic benefit cost (income) of the postretirement plan, including amounts allocated prior to the Spin-off, for the years ended December 31, 2024, 2023 and 2022 were immaterial.

Benefit obligations

A reconciliation of the beginning and ending balances of the postretirement plan benefit obligations is as follows:

	Postretirement Benefits
In millions	2024	2023
Change in benefit obligation
Benefit obligation as of January 1	$7	$—
Benefit obligations transferred from Voyix	—	8
Actuarial (gain) loss	(1)	(1)
Benefit obligation as of December 31	$6	$7

A reconciliation of the ending funded status to amounts recognized in the Consolidated Balance Sheets as of December 31, 2024 is as follows:

	Postretirement Benefits
In millions	2024	2023
Funded Status	$(6)	$(7)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(1)	$(2)
Noncurrent liabilities	(5)	(5)
Net amounts recognized	$(6)	$(7)
Amounts recognized in accumulated other comprehensive income (loss)
Net actuarial loss (gain)	$(2)	$(2)
Total	$(2)	$(2)

Spin-off Related Items

In September 2023, as part of the Spin-off, Atleos assumed the U.S. postretirement benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss), which were previously sponsored by NCR. Remeasurement of the assumed plan occurred immediately prior to transfer. As a result, Other current liabilities increased $1 million, Postretirement benefits liabilities increased $7 million, and Accumulated other comprehensive income (loss) increased $1 million for the year ended December 31, 2023.

Prior to Atleos assuming this plan, NCR was the plan sponsor covering certain Atleos employees. The participation of Atleos employees in this plan was reflected as though the Company participated in a multiemployer plan. As such, the Consolidated Financial Statements for the years ended December 31, 2023 and 2022 reflect an allocation of postretirement plan expense from NCR as recorded in Operating expenses in our Consolidated Statements of Operations. The service costs related to the postretirement plan allocated to the Company for the years ended December 31, 2023 and 2022 were immaterial.

Employer Contributions

The Company contributed zero to its postretirement plan in 2024.

The Company anticipates contributing $1 million to its postretirement plan in 2025.

Estimated Future Employee Benefit Plan Payments

The Company expects to make the following benefit payments reflecting past and future service from its pension, postemployment and postretirement plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postemployment Benefits	Postretirement Benefits
Year
2025	$107	$36	$143	$15	$1
2026	$108	$37	$145	$15	$1
2027	$108	$36	$144	$14	$1
2028	$108	$36	$144	$13	$1
2029	$108	$35	$143	$13	$1
2030-2034	$509	$171	$680	$57	$1

Savings Plan

In the U.S., the Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Expense incurred under these plans, including that which was allocated to the Company by NCR prior to Separation, for the years ended December 31, 2024, 2023, and 2022 were $9 million, $16 million, and $19 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, warranty claims, commercial disputes and regulatory compliance, among others. Other than as stated below, the Company does not currently expect to incur material capital expenditures or other liabilities related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Consolidated Financial Statements set forth herein or will not have a material adverse effect on our consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements and federal securities laws, among others, may create a substantial burden on, and substantially increase costs to, the Company or could have a material adverse effect on the Company’s consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows and there can be no assurances that the actual amounts required to comply with applicable laws and regulations will not exceed the amounts reflected in the Company’s Consolidated Financial Statements set forth herein. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Consolidated Financial Statements.

The Company provides its customers with certain indemnification rights, subject to certain limitations and exceptions. For example, the Company agrees to defend and indemnify its customers from third-party lawsuits alleging that Company solutions infringe third party intellectual property rights. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, the Company enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future. Historically, the Company has not recorded a liability in connection with these indemnifications.

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

Shared Environmental Matters

As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at facilities formerly owned or operated by Voyix, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). Pursuant to the Separation and Distribution Agreement, the Company and Voyix share equally costs and liabilities with respect to the Shared Environmental Matters to the extent Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million. Under the Separation and Distribution Agreement, Voyix will notify the Company by December 1 each calendar year of the estimated costs for the Shared Environmental Matters it will incur each quarter of the following calendar year pursuant to which the Company will make quarterly payments to Voyix of any required contribution. The Company’s payments are subject to upward or downward adjustment after Voyix provides a final quarterly accounting of the actual costs. As of December 31, 2024, Voyix estimated that the Company’s contribution for Shared Environmental Matters in 2024 will be approximately $2 million and the contribution in 2025 will be approximately $12 million. The Company evaluated the estimates in accordance with ASC 450, Contingencies, and concluded that, as of December 31, 2024, a loss of up to $14 million is probable and, therefore, recorded an accrual for this amount. Because of our understanding that the events underlying the incurrence of the environmental obligations were never part of the legacy business operations that now comprise Atleos, we have recorded these costs in Other (expense) income, net in the Consolidated Statements of Operations.

Other than the cost reporting described above, Voyix is only required to update the Company “from time to time with respect to any events in connection with [the Shared Environmental Matters] at such times and in such manner as [Voyix] shall reasonably determine.” The term of this cost sharing is indefinite and includes defense costs and expenses. Voyix solely controls the management of the Shared Environmental Matters, including any litigation related thereto, which could impact the amounts that the Company is required to contribute for the Shared Environmental Matters under the Separation and Distribution Agreement. Voyix has reported that other than the Kalamazoo River matter discussed below, it does not currently anticipate material expenses and liabilities from the Shared Environmental Matters.

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

Voyix reports that it believes it has meritorious claims against Kalamazoo River co-obligor B.A.T. Industries p.l.c. (“BAT”) under a prior settlement agreement with that company for the Kalamazoo River remediation expenses as a so-called “future site.” To date, BAT has denied that the Kalamazoo River is a “future site.” On February 10, 2023, Voyix filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is indeed a future site under their agreement. On September 14, 2024, the Court entered an opinion stating that the Kalamazoo River is a “future site” within the meaning of the Cost Sharing Agreement. The case remains pending with respect to BAT’s remaining counterclaims and affirmative defenses. Voyix also reports that it has indemnity or reimbursement claims against AT&T Corp and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) under a 1996 Divestiture Agreement after the contractual expense threshold was met in December 2022. Pursuant to the Separation and Distribution Agreement, Voyix will continue to control any actions to collect the unpaid sums.

Voyix further reports that as of December 31, 2024 and December 31, 2023, Voyix’s total reserve for Kalamazoo River was $148 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), Voyix reports that it has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of Voyix’s and, therefore, the Company’s, potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and the related Consent Decree noted above, particularly in as much as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will take place through the 2030s. Voyix further reports that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that the reserve that Voyix has taken reflected in this paragraph could more than approximately double the reflected reserve.

Environmental-Related Insurance Recoveries

Historically, Voyix has received payments from its insurance carriers with respect to the Shared Environmental Matters. Pursuant to the Separation and Distribution Agreement, insurance amounts actually recovered will, as a result of reducing Voyix’s overall liability, reduce the Company’s liability in its obligation to contribute for the Shared Environmental Matters. The Company does not anticipate that Voyix will obtain further material insurance recoveries specific to Kalamazoo River remediation costs. Pursuant to the Separation and Distribution Agreement, Voyix maintains sole control of claims against insurers with respect to the Shared Environmental Matters, as well as whether or not any coverage is in fact available, and the Company is unable to predict whether and to what extent insurance proceeds will be available to offset any amounts it may be required to pay in respect of the foregoing environmental matters pursuant to the Separation and Distribution Agreement.

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

On June 10, 2024, the court entered a final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix reports that it intends to vigorously contest the matter and filed a notice of appeal on July 2, 2024. Voyix further reports that an estimate or range of possible loss was not included in the judgment and cannot be determined at this time. Voyix stipulated with the plaintiffs to a $45 million supersedeas bond, which Voyix contends may not be correlated to any actual loss but allowed Voyix to obtain a stay of execution of the judgment pending appeal. On September 12, 2024, the bond was filed and the stay was issued. The appeal remains pending. The Company evaluated the judgment and order and, after consulting with Voyix, in accordance with ASC 450, Contingencies, concluded that, as of December 31, 2024, a loss is reasonably possible, but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business.

11. LEASING

The following table presents our lease balances as of December 31:

In millions	Location in the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right of use assets	$144	$144
Finance lease assets, net of accumulated amortization	Property, plant and equipment, net	6	2
Total leased assets		$150	$146
Liabilities
Current
Operating lease liabilities	Other current liabilities	$30	$30
Finance lease liabilities	Other current liabilities	3	1
Noncurrent
Operating lease liabilities	Operating lease liabilities	110	109
Finance lease liabilities	Other liabilities	4	1
Total lease liabilities		$147	$141

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Operating lease cost	$48	$39	$30
Finance lease cost
Amortization of leased assets	4	1	2
Interest on lease liabilities	1	—	—
Short-Term lease cost	1	2	—
Variable lease cost	—	1	1
Total lease cost	$54	$43	$33

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$40	$28
Operating cash flows from finance leases	$1	$—	$2
Financing cash flows from finance leases	$4	$1	$—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$29	$70	$13
Finance Leases	$4	$2	$—

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2024:

In millions	Operating Leases	Finance Leases
2025	$38	$3
2026	30	2
2027	24	2
2028	19	—
2029	15	—
Thereafter	47	—
Total lease payments	173	7
Less: Amount representing interest	33	—
Present value of lease liabilities	$140	$7

As of December 31, 2024, all material operating leases had commenced.

The following table presents the weighted average remaining lease term and interest rates:

	December 31, 2024	December 31, 2023
Weighted average lease term:
Operating leases	6.2 years	6.4 years
Finance leases	2.6 years	1.4 years
Weighted average interest rates:
Operating leases	6.91%	6.46%
Finance leases	9.94%	5.79%

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

Allocation of centralized costs

The Consolidated Statements of Operations for the twelve months ended December 31, 2023 and 2022 include expenses for certain centralized functions and other programs provided and/or administered by NCR that were charged directly to the Company. In addition, for purposes of preparing these Consolidated Financial Statements, a portion of NCR’s total corporate general and administrative expenses had been allocated to the Company.

NCR allocations reflected in the Consolidated Statements of Operations for the years ended December 31 are as follows:

	Year ended December 31
In millions	2023	2022
Cost of products	$25	$28
Cost of services	69	77
Selling, general and administrative expense	123	193
Research and development expense	19	25
Total allocated costs	$236	$323

Related-party notes

Related party notes receivable

Prior to the Separation, the Company had notes receivable from related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these notes was approximately 3.1% as of December 31, 2022.

The Company recognized $10 million and $2 million of interest income, for the years ended December 31, 2023, and 2022, respectively, related to these notes, which is included in Related party interest expense, net in the Consolidated Statements of Operations.

Related party borrowings

Prior to the Separation, the Company had borrowings due to related parties that were settled in cash or forgiven as part of the Separation structuring activities. The weighted-average interest rate for these borrowings was approximately 3.6% as of December 31, 2022.

The Company recognized $23 million and $33 million of interest expense, for the years ended December 31, 2023, and 2022, respectively, related to these borrowings, which is included in Related party interest expense, net in the Consolidated Statements of Operations.

Net transfers from (to) NCR Corporation

The net effect of transactions between the Company and NCR are included within Net transfers from (to) NCR Corporation in the Consolidated Statements of Cash Flows and within Net transfers from NCR Corporation in the Consolidated Statements of Changes in Stockholders’ Equity. The components of Net transfers from (to) NCR Corporation are as follows:

	Year ended December 31
In millions	2023	2022
General financing activities	$(297)	$320
Allocation of centralized costs	236	323
Acquisition of businesses	1	78
Net transfers from (to) NCR Corporation - Consolidated Statements of Cash Flows	$(60)	721
Stock based compensation expense	46	66
Separation adjustments (1)	(34)	—
Net transfers from NCR Corporation—Consolidated Statements of Changes in Equity	$(48)	$787
(1) Refer to the section entitled ‘Prior period financial statement revision’ within Note 1, “Basis of Presentation and Significant Accounting Policies”, for additional information.

13. EARNINGS PER SHARE

On October 16, 2023, the date of Separation, 70.6 million shares of Atleos’ Common Stock, par value $0.01 per share, were distributed to Voyix stockholders of record as of October 2, 2023, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of Atleos outstanding prior to the Separation.

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

The components of basic earnings (loss) per share are as follows:

	Year ended December 31
In millions, except per share amounts	2024	2023	2022
Numerator:
Net income (loss) attributable to Atleos common stockholders	$91	$(134)	$108

Denominator:
Basic weighted average number of shares outstanding	72.2	70.6	70.6

Basic earnings (loss) per share:	$1.26	$(1.90)	$1.53

The components of diluted earnings (loss) per share are as follows:

	Year ended December 31
In millions, except per share amounts	2024	2023	2022
Numerator:
Net income (loss) attributable to Atleos common stockholders	$91	$(134)	$108

Denominator:
Basic weighted average number of shares outstanding	72.2	70.6	70.6
Dilutive effect of restricted stock units and stock options	2.0	—	$—
Weighted average dilutive shares	74.2	70.6	70.6

Diluted earnings (loss) per share:	$1.23	$(1.90)	$1.53

For 2024, weighted average restricted stock units and stock options of 2.1 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

14. DERIVATIVES AND HEDGING INSTRUMENTS

Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations and floating-rate debt through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our existing Term Loan Facilities and vault cash agreements, we entered into interest rate swap contracts (“Interest Rate Derivatives”).

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of December 31, 2024, the balance in

AOCI related to foreign exchange derivative transactions was zero because no such derivatives were designated as highly effective hedges.

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

In June 2022, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 1, 2022 and terminating on April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.790% to 3.251%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements. On June 14, 2023, the Company terminated all open interest rate swap contracts for cash proceeds of $71 million. The net derivative-related gains associated with these swaps will be reclassified into earnings from Accumulated other comprehensive income primarily through April 1, 2025, corresponding to the term of the original interest rate swap agreements.

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

Effective February 18, 2025, the Company terminated the $500 million and $450 million notional amount of interest rate swaps associated with the Company’s term loan facilities and certain U.S. Dollar vault cash agreements, respectively, for cash proceeds of $13 million. The net derivative-related gains associated with these swaps will be reclassified into earnings from Accumulated other comprehensive income through December 31, 2027, corresponding to the term of the original interest rate swap agreements.

As of December 31, 2024, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services and Interest expense as payments are made on the Company’s vault cash rental obligations and Term Loan Facilities, respectively. Unrealized gains on terminated interest rate swap agreements reported in AOCI will be reclassified to Cost of services ratably over terms corresponding to the original agreements. As of December 31, 2024 and December 31, 2023, the balance in AOCI related to Interest Rate Derivatives was accumulated income of $7 million and $34 million, respectively.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		December 31, 2024		December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$5		$7
Interest rate swap contracts	Other assets		7		—
Total assets		$950	$12	$—	$7

Liabilities:
Interest rate swap contracts	Other current liabilities		$(7)		$(2)
Interest rate swap contracts	Other liabilities		(10)		(27)
Total liabilities		$2,440	$(17)	$2,447	$(29)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$196	$1	$219	$1
Foreign exchange contracts	Other current liabilities	$117	$—	$107	$—

Refer to Note 15, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
As of December 31, 2024, the Company expects to reclassify $17 million of net derivative-related gains contained in AOCI into earnings during the next twelve months.
Gains and losses reclassified from AOCI into the Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative Contracts				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations
In millions	For the year ended December 31				For the year ended December 31
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations	2024	2023	2022
Interest rate swap contracts	$41	$7	$117	Cost of Services	$(79)	$(78)	$(9)
Interest rate swap contracts	$8	$—	$—	Interest Expense	$(3)	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations
		For the year ended December 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statements of Operations	2024	2023	2022
Foreign exchange contracts	Other (expense) income, net	$(7)	$(3)	$—

Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2024 and 2023, Atleos did not have any major concentration of credit risk related to financial instruments.

15. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2024 and 2023 are set forth as follows:

		December 31, 2024				December 31, 2023
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$—	$—	$—	$—	$4	$4	$—	$—
Foreign exchange contracts (2)	1	—	1	—	1	—	1	—
Interest rate swap contracts (3)	12	—	12	—	7	—	7	—
Debt securities (4)	6	—	6	—	5	—	5	—
Total	$19	$—	$19	$—	$17	$4	$13	$—
Liabilities:
Interest rate swap contracts (5)	$17	$—	$17	$—	$29	$—	$29	$—
Total	$17	$—	$17	$—	$29	$—	$29	$—

(1) Included in Cash and cash equivalents in the Consolidated Balance Sheets.
(2) Included in Other current assets in the Consolidated Balance Sheets.
(3) Included in Other current assets and Other assets in the Consolidated Balance Sheets.
(4) Included in Other assets in the Consolidated Balance Sheets.
(5) Included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Debt Securities The debt securities, classified as available for sale, represent convertible notes issued by a Canadian corporation in which we have an equity investment. The debt securities are valued using a binomial lattice model based on factors such as stock price of the issuer, principal outstanding, coupon rate, volatility, credit spread, risk-free rate and other market data. As such, the debt securities are classified in Level 2 of the fair value hierarchy. Unrealized gains in accumulated other comprehensive income are not material.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Atleos measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, Atleos reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Atleos carries equity investments in privately-held companies at cost or at fair value when Atleos recognizes an other-than-temporary impairment charge. No material impairment charges or non-recurring fair value adjustments were recorded during the years ended December 31, 2024, 2023 and 2022.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2021	$(84)	$(18)	$4	$(98)
Other comprehensive (loss) income before reclassifications	(49)	—	91	42
Amounts reclassified from AOCI	—	—	(7)	(7)
Net current period other comprehensive (loss) income	(49)	—	84	35
Balance at December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive (loss) income before reclassifications	195	(7)	6	194
Amounts reclassified from AOCI	—	—	(60)	(60)
Net current period other comprehensive (loss) income	195	(7)	(54)	134
Net transfers from NCR Corporation	—	15	—	15
Other	(5)	5	—	—
Balance at December 31, 2023	$57	$(5)	$34	$86
Other comprehensive (loss) income before reclassifications	(55)	(23)	36	(42)
Amounts reclassified from AOCI	—	—	(63)	(63)
Net current period other comprehensive (loss) income	(55)	(23)	(27)	(105)
Other	5	(5)	—	—
Balance as of December 31, 2024	$7	$(33)	$7	$(19)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(79)	$(79)
Interest expense	—	—	(3)	(3)
Total before tax	$—	$—	$(82)	$(82)
Tax expense				19
Total reclassifications, net of tax				$(63)

	For the year ended December 31, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(78)	$(78)
Total before tax	$—	$—	$(78)	$(78)
Tax expense				18
Total reclassifications, net of tax				$(60)

	For the year ended December 31, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(9)	$(9)
Total before tax	$—	$—	$(9)	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other (expense) income, net are summarized as follows for the years ended December 31:

In millions	2024	2023	2022
Other (expense) income, net
Interest income	$7	$5	$—
Foreign currency fluctuations and foreign exchange contracts	(21)	(33)	(9)
Employee benefit plans	60	(22)	(63)
Bank-related fees	(15)	(14)	—
Voyix environmental indemnification expense	(14)	—	—
Other, net	2	(10)	(9)
Total other (expense) income, net	$19	$(74)	$(81)

The components of inventory are summarized as follows:

In millions	December 31, 2024	December 31, 2023
Inventories
Work in process and raw materials	$55	$55
Finished goods	65	72
Service parts	187	206
Total inventories	$307	$333

The components of property, plant and equipment, net are summarized as follows:

In millions	December 31, 2024	December 31, 2023
Property, plant and equipment
Land and improvements	$1	$1
Buildings and improvements	98	97
Machinery and other equipment	1,000	907
Finance lease assets	6	2
Property, plant and equipment, gross	$1,105	$1,007
Less: accumulated depreciation	(631)	(539)
Total property, plant and equipment, net	$474	$468

18. QUARTERLY INFORMATION (UNAUDITED)

Prior Period Financial Statement Revision

As disclosed in Note 1, “Basis of Presentation and Significant Accounting Policies”, in connection with the preparation of the Company’s interim and annual 2024 financial statements, management identified errors pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity presented as of December 31, 2023, and accordingly impacted the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Changes in Stockholders’ Equity as of and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively. Certain of these errors were previously recorded out-of-period in the first quarter of 2024 and were then revised during the second quarter of 2024. The revision adjustment corrects the balance of Retained Earnings, which was overstated by $34 million as of December 31, 2023, $28 million as of March 31, 2024, $6 million as of June 30, 2024, and $6 million as of September 30, 2024. The revision adjustment also corrects the balance of Paid-in capital, which was overstated by $4 million as of December 31, 2023. As it relates to the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2024, the revision adjustment removes the $8 million decrease to retained earnings recorded on the line “Net transfers to Voyix, including Separation adjustments” and further reflects the impact of an incremental $4 million adjustment to Paid-in capital on the line “Stock compensation plans”. Such amounts are included as part of the $34 million and $4 million adjustments to the beginning balances of retained earnings and paid-in capital, respectively, for the three months ended March 31, 2024. The Company has evaluated the impact of the adjustments and concluded they were not material to any previously issued interim condensed consolidated financial statements. In order to correctly state equity to reflect the impact of the Separation-related transactions, management will revise the Condensed Consolidated Statements of Changes in Stockholders’ Equity for interim periods during 2024 in future SEC filings, as reflected below.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2023	71	$1	$12	$147	$86	$3	$249
Comprehensive income (loss):
Net income (loss)	—	—	—	(8)	—		(8)
Other comprehensive income (loss)	—	—	—	—	17	1	18
Total comprehensive income (loss)	—	—	—	(8)	17	1	10
Stock compensation plans	1	—	2	—	—	—	2
March 31, 2024	72	$1	$14	$139	$103	$4	$261
Comprehensive income (loss):
Net income (loss)	—	—	—	29	—	(1)	28
Other comprehensive income (loss)	—	—	—	—	(44)	(2)	(46)
Total comprehensive income (loss)	—	—	—	29	(44)	(3)	(18)
Net transfers from Voyix	—	—	—	(7)	—	—	(7)
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2024	72	$1	$23	$161	$59	$1	$245
Comprehensive income (loss):
Net income (loss)	—	—	—	24	—	(1)	23
Other comprehensive income (loss)	—	—	—	—	(18)	(2)	(20)
Total comprehensive income (loss)	—	—	—	24	(18)	(3)	3
Stock compensation plans	—	—	8	—	—	—	8
September 30, 2024	72	$1	$31	$185	$41	$(2)	$256

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Atleos has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act to provide reasonable assurance that information required to be disclosed by Atleos in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Atleos in the reports that it files or submits under the Exchange Act is accumulated and communicated to Atleos’ management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive and Chief Financial Officers have concluded that Atleos’ disclosure controls and procedures are properly designed and operating effectively to meet its objectives and that Atleos’ disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in Atleos’ Exchange Act filings.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Atleos’ internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

During the fiscal year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable), “Committees of the Board” and “Selection of Nominees for Directors” in the Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2024 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

We have not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

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

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Atleos by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our NCR Atleos Corporation’s Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Director Compensation,” and “Board and Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2024 year and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table” in the Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2024 year and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2024 year and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2024 year and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022 is included in this Form 10-K on page 137. All other schedules are not required under the related instructions or are not applicable.

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

2.1#	Separation and Distribution Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 2023 (the “October 18, 2023 8-K”))

3.1	Articles of Incorporation of NCR Atleos Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 10, 2023 (the “October 10, 2023 8-K”))

3.2	Amended and Restated Bylaws of NCR Atleos Corporation, dated as of October 16, 2023 (Exhibit 3.1 to the October 18, 2023 8-K)

4.1	Indenture relating to the Notes, dated September 27, 2023, between NCR Atleos Escrow Corporation and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2023 (the “September 28, 2023 8-K”))

4.2	Form of 9.500% Senior Secured Notes due 2029 (included in Exhibit 4.2 to the September 28, 2023 8-K)

4.3	Description of NCR Atleos Corporation Securities Registered Under Section 12 of the Exchange Act (Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 26, 2024 (the “2023 10-K”)

10.1#	Credit Agreement, dated September 27, 2023, among NCR Atleos, LLC, NCR Atleos Escrow Corporation, the lenders party thereto, any foreign party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to the September 28, 2023 8-K)

10.1.1#	First Amendment dated as of October 17, 2024 (the “First Amendment”) to the Credit Agreement dated as of September 27, 2023 by and among the Company, certain subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Administrative Agent”) (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024)

10.2#	Transition Services Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.1 to the October 18, 2023 8-K)

10.3#	Tax Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.2 to the October 18, 2023 8-K)

10.4#	Employee Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.3 to the October 18, 2023 8-K)

10.5#	Patent and Technology Cross-License Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.4 to the October 18, 2023 8-K)

10.6#	Trademark License and Use Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.5 to the October 18, 2023 8-K)

10.7#	Master Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Cardtronics USA, Inc. (Exhibit 10.6 to the October 18, 2023 8-K)

10.8#	Manufacturing Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Terafina Software Solutions Private Limited and NCR Corporation India Private Limited. (Exhibit 10.7 to the October 18, 2023 8-K)

10.9#	Receivables Purchase Agreement, dated as of October 16, 2023, by and among NCR Atleos Receivables LLC, as seller, NCR Atleos Canada Receivables LP, as guarantor, Cardtronics USA, Inc., as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers. (Exhibit 10.8 to the October 18, 2023 8-K)

10.10#	Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Receivables LLC, as buyer, and Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators. (Exhibit 10.9 to the October 18, 2023 8-K)

10.11#	Canadian Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Canada Receivables LP, as buyer, and Cardtronics Canada Holdings Inc. and the other originators from time to time party thereto, as originators. (Exhibit 10.10 to the October 18, 2023 8-K)

10.12#	Performance Guaranty, dated as of October 16, 2023, by NCR Atleos Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent. (Exhibit 10.11 to the October 18, 2023 8-K)

10.13*	Employment Agreement, dated September 25, 2023, between Timothy C. Oliver and NCR Atleos, LLC (Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.13.1*	Letter Agreement, dated July 14, 2023, between Ricardo Nunez and NCR Corporation (Exhibit 10.13.1 to the 2023 10-K)

10.13.2*	Letter Agreement, dated June 20, 2023, between LaShawne Meriwether and NCR Corporation (Exhibit 10.13.2 to the 2023 10-K)

10.13.2.1*	Separation Agreement, dated July 15, 2024, between the Company and LaShawne Meriwether (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on July 16, 2024).

10.13.3*	Letter Agreement, dated September 1, 2021, between Stuart Mackinnon and NCR Corporation (Exhibit 10.13.3 to the 2023 10-K)

10.13.4*	Letter Agreement, dated October 24, 2022, between Stuart Mackinnon and NCR Corporation (Exhibit 10.13.4 to the 2023 10-K)

10.13.5*	Amendment to Employment Agreement, dated February 13, 2023, between Timothy C. Oliver and NCR Corporation (Exhibit 10.3 to NCR Voyix Corporation’s Form 8-K filed on February 17, 2023)

10.13.6*	Offer Letter, dated January 8, 2025, between the Company and Andrew Wamser (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2025)

10.13.7*&	Separation Agreement, dated January 23, 2025, between the Company and Paul Campbell

10.14*	Indemnification Agreement, dated October 16, 2023, between Joseph E. Reece and NCR Atleos Corporation (Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.15*	Indemnification Agreement, dated October 16, 2023, between Timothy C. Oliver and NCR Atleos Corporation (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.16*	Indemnification Agreement, dated October 16, 2023, between Odilon Almeida and NCR Atleos Corporation (Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.17*	Indemnification Agreement, dated October 16, 2023, between Mary Ellen Baker and NCR Atleos Corporation (Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.18*	Indemnification Agreement, dated October 16, 2023, between Mark W. Begor and NCR Atleos Corporation (Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.19*	Indemnification Agreement, dated October 16, 2023, between Michelle Frymire and NCR Atleos Corporation (Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.20*	Indemnification Agreement, dated October 16, 2023, between Frank Natoli and NCR Atleos Corporation (Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.21*	Indemnification Agreement, dated October 16, 2023, between Jeffry H. von Gillern and NCR Atleos Corporation (Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.22*	NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 99.1 to the Company’s Form S-8 filed on October 18, 2023)

10.23*	NCR Atleos Corporation Employee Stock Purchase Plan (Exhibit 99.2 to the Company’s Form S-8 filed on October 18, 2023)

10.23.1*	First Amendment to the NCR Atleos Corporation Employee Stock Purchase Plan entered into as of May 31, 2024 by NCR Atleos Corporation (Exhibit 10.1 to the Company's Form 10-Q filed on August 14, 2024)

10.24*	Management Incentive Plan of NCR Atleos Corporation (Exhibit 10.24 to the 2023 10-K)

10.25*	Amended and Restated Executive Severance Plan of NCR Atleos Corporation dated as of March 20, 2024 (Exhibit 10.25 to the 2023 10-K)

10.26*	Change in Control Severance Plan of NCR Atleos Corporation dated as of October 18, 2023 (Exhibit 10.26 to the 2023 10-K)

10.27*	Director Compensation Program of NCR Atleos Corporation dated as of October 18, 2023 (Exhibit 10.27 to the 2023 10-K)

10.27.1*	Form of 2023 Director Restricted Stock Unit Grant Statement under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.27.1 to the 2023 10-K)

10.28.1*	NCR Voyix Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the NCR Voyix Corporation 2017 Proxy Statement)

10.28.2*	First Amendment to the NCR Voyix Corporation 2017 Stock Incentive Plan (Appendix A to the NCR Voyix Corporation Proxy Statement on Schedule 14A for the NCR Voyix Corporation 2020 Annual Meeting of Stockholders)

10.28.3*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (With Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Voyix Corporation for the quarter ended March 31, 2022)

10.28.4*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (with LTI EBITDA & LTI Recurring Revenue Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.8 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.5*	Form of Qualified Transaction 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.9 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.6*	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.10 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.7*	Form of 2021 Performance-Based Restricted Stock Unit Award Agreement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.11 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.8*	Form of 2021 Market Stock Unit Award Agreement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.12 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.9*	Form of 2024 Restricted Stock Unit Award Agreement (Performance-based Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.28.9 to the 2023 10-K)

10.28.10*	Form of 2024 Restricted Stock Unit Award Agreement (Time-based Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.28.10 to the 2023 10-K)

10.28.11*	Form of 2025 Restricted Stock Unit Award Agreement (Performance Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2025)

10.28.12*	Form of 2025 Restricted Stock Unit Award Agreement (Time Vested Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2025)

19.1&	NCR Atleos Corporation's Insider Trading Policy

21&	Subsidiaries of NCR Atleos Corporation.

23.1&	Consent of Independent Registered Public Accounting Firm.

31.1&	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2&	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32&	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of NCR Atleos Corporation effective as of December 1, 2023 (Exhibit 97.1 to the 2023 Form 10-K)

101	The following materials from NCR Atleos Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2024, 2023 and 2022 (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2024, 2023 and 2022; (iii) consolidated balance sheets as of December 31, 2024 and 2023; (iv) consolidated statements of cash flows for the fiscal years ended December 31, 2024, 2023 and 2022; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2024, 2023 and 2022; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

&    Filed herewith.
#    Certain schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange
Commission upon its request.
*    Management contracts or compensatory plans/arrangements.

Item 16.     FORM 10-K SUMMARY

None.

NCR Atleos Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2024
Allowance for doubtful accounts	$14	$—	$3	$2	$15
Deferred tax asset valuation allowance	$263	$26	$—	$25	$264

Year Ended December 31, 2023
Allowance for doubtful accounts	$16	$2	$—	$4	$14
Deferred tax asset valuation allowance	$169	$44	$50	$—	$263

Year Ended December 31, 2022
Allowance for doubtful accounts	$9	$8	$—	$1	$16
Deferred tax asset valuation allowance	$168	$—	$2	$1	$169

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR Atleos Corporation

Date:	March 3, 2025	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ Timothy C. Oliver	President and Chief Executive Officer and Director
	Timothy C. Oliver	(Principal Executive Officer)

	/s/ Andrew Wamser	Executive Vice President and Chief Financial Officer
	Andrew Wamser	(Principal Financial Officer)

	/s/ Andrew R. DuVall	Chief Accounting Officer
	Andrew R. DuVall	(Principal Accounting Officer)

	/s/ Odilon Almeida, Jr.	Director
Odilon Almeida, Jr.

	/s/ Mary Ellen Baker	Director
Mary Ellen Baker

	/s/ Mark W. Begor	Director
Mark W. Begor

	/s/ Michelle McKinney Frymire	Director
Michelle McKinney Frymire

	/s/ Frank A. Natoli	Director
Frank A. Natoli

	/s/ Joseph E. Reece	Director
Joseph E. Reece

	/s/ Jeffry H. von Gillern	Director
Jeffry H. von Gillern

Date:	March 3, 2025