Form 10-Q
period 2025-03-31
NCR Atleos Corp
filed 2025-05-08
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of April 30, 2025, there were 73,454,346 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31,
	2025	2024
Product revenue	$189	$240
Service revenue	791	810
Total revenue	980	1,050
Cost of products	160	212
Cost of services	585	617
Selling, general and administrative expenses	122	132
Research and development expenses	17	17
Total operating expenses	884	978
Income from operations	96	72
Interest expense	(67)	(79)
Other income (expense), net	(3)	3
Income (loss) before income taxes	26	(4)
Income tax expense	10	4
Net income (loss)	16	(8)
Net income (loss) attributable to noncontrolling interests	(1)	—
Net income (loss) attributable to Atleos	$17	$(8)

Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$0.23	$(0.11)
Diluted	$0.23	$(0.11)
Weighted average common shares outstanding
Basic	73.1	71.6
Diluted	75.2	71.6
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31,
	2025	2024
Net income (loss)	$16	$(8)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	14	14
Derivatives
Unrealized gain (loss) on derivatives	(11)	25
(Gain) loss on derivatives arising during the period	(13)	(21)
Less income tax	6	—
Other comprehensive income (loss)	(4)	18
Total comprehensive income (loss)	12	10
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	(1)	—
Currency translation adjustments	—	1
Amounts attributable to noncontrolling interests	(1)	1
Comprehensive income attributable to Atleos common stockholders	$13	$9
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$352	$419
Accounts receivable, net of allowances of $19 and $15 as of March 31, 2025 and December 31, 2024, respectively	658	588
Inventories	356	307
Restricted cash	316	210
Other current assets	255	242
Total current assets	1,937	1,766
Property, plant and equipment, net	479	474
Goodwill	1,951	1,950
Intangibles, net	553	550
Operating lease right of use assets	135	144
Prepaid pension cost	237	227
Deferred income tax assets	297	285
Other assets	150	156
Total assets	$5,739	$5,552
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$81	$81
Accounts payable	542	562
Payroll and benefits liabilities	120	147
Contract liabilities	403	315
Settlement liabilities	252	156
Other current liabilities	490	441
Total current liabilities	1,888	1,702
Long-term borrowings	2,833	2,855
Pension and indemnity plan liabilities	343	343
Postretirement and postemployment benefits liabilities	82	81
Income tax accruals	37	37
Operating lease liabilities	104	110
Deferred income tax liabilities	47	40
Other liabilities	127	120
Total liabilities	5,461	5,288
Commitments and contingencies (Note 9)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 73.4 and 72.7 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Paid-in Capital	48	47
Retained earnings	249	231
Accumulated other comprehensive loss	(23)	(19)
Total Atleos stockholders’ equity	275	260
Noncontrolling interests in subsidiaries	3	4
Total stockholders’ equity	278	264
Total liabilities and stockholders’ equity	$5,739	$5,552
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31,
	2025	2024
Operating activities
Net income (loss)	$16	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization expense	69	73
Stock-based compensation expense	9	10
Deferred income taxes	1	—
(Gain) loss on divestiture and disposal of assets, net	(3)	2
Changes in assets and liabilities:
Receivables	(65)	(38)
Inventories	(60)	(30)
Current payables and accrued expenses	(39)	5
Contract liabilities	84	1
Employee benefit plans	(5)	(14)
Settlement assets and liabilities, net	93	2
Other assets and liabilities	23	145
Net cash provided by operating activities	$123	$148
Investing activities
Capital expenditures	$(29)	$(24)
Additions to capitalized software	(12)	(6)
Sale (purchase) of investments, net	4	—
Other investing activities, net	—	(1)
Net cash used in investing activities	$(37)	$(31)
Financing activities
Payments on term credit facilities	$(39)	$(18)
Borrowings on revolving credit facilities	150	74
Payments on revolving credit facilities	(135)	(136)
Tax withholding payments on behalf of employees	(7)	(6)
Payments on acquisition holdback	(16)	—
Principal payments for finance lease obligations	(1)	—
Other financing activities	(1)	(1)
Net cash used in financing activities	$(49)	$(87)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4	(9)
Increase (decrease) in cash, cash equivalents, and restricted cash	41	21
Cash, cash equivalents, and restricted cash at beginning of period	641	586
Cash, cash equivalents, and restricted cash at end of period	$682	$607
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2024	73	$1	$47	$231	$(19)	$4	$264
Comprehensive income (loss):
Net income (loss)	—	—	—	17	—	(1)	16
Other comprehensive income (loss)	—	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	—	—	—	17	(4)	(1)	12
Net transfers from Voyix	—	—	—	1	—	—	1
Stock compensation plans	—	—	1	—	—	—	1
March 31, 2025	73	$1	$48	$249	$(23)	$3	$278

In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2023	71	$1	$12	$147	$86	$3	$249
Comprehensive income (loss):
Net income (loss)	—	—	—	(8)	—	—	(8)
Other comprehensive income (loss)	—	—	—	—	17	1	18
Total comprehensive income (loss)	—	—	—	(8)	17	1	10
Stock compensation plans	1	—	2	—	—	—	2
March 31, 2024	72	$1	$14	$139	$103	$4	$261
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
The accompanying Condensed Consolidated Financial Statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2024 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements have been prepared on a consistent basis, and should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2024.
On October 16, 2023, the Company completed its separation from NCR Corporation (now known as NCR Voyix Corporation or “Voyix” and referred to as “NCR” prior to the Separation) and launched as an independent publicly-traded company (the “Separation” or “Spin-off”). The Spin-off was achieved by means of a pro-rata distribution of all of Atleos’ common stock to Voyix’s stockholders of record at the close of business on October 2, 2023 (“Record Date”) (collectively, the “Distribution”). Following the Spin-off, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements.
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in U.S. Dollars (USD) and millions.
Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for receivable and inventory reserves, depreciation and amortization of long-lived assets, employee benefit plan obligations, asset retirement obligations, product liabilities, income and withholding taxes, contingencies, valuation of business combinations, and certain aspects of revenue recognition.
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
Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.
Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Prior Period Financial Statement Revision Certain condensed consolidated financial statement amounts relative to the prior period have been revised as previously disclosed in Note 18, “Quarterly Information (Unaudited)” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The revision adjustment corrects the balance of Retained Earnings, which was overstated by $34 million as of December 31, 2023, and $26 million as of March 31, 2024, as well as the balance of Paid-in capital, which was overstated by $4 million as of December 31, 2023 within the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2024.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	March 31
		2025	2024
Cash and cash equivalents	Cash and cash equivalents	$352	$343
Short term restricted cash	Restricted cash	—	7
Cash included in settlement processing assets	Restricted cash	316	249
Long term restricted cash	Other Assets	14	8
Total cash, cash equivalents, and restricted cash		$682	$607
As of March 31, 2024, cash and cash equivalents includes approximately $32 million of cash related to a temporary transfer of funds from Voyix in March 2024, which was remitted back to Voyix in April 2024.
Contract Assets and Liabilities The following table presents the net contract liability balances as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2025	December 31, 2024
Current portion of contract liabilities	Contract liabilities	$403	$315
Non-current portion of contract liabilities	Other liabilities	$28	$29
During the three months ended March 31, 2025, the Company recognized $103 million in revenue that was included in contract liabilities as of December 31, 2024.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.5 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
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

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Accounts Receivable and Allowance for Credit Losses on Accounts Receivable The components of Accounts receivable, net are summarized as follows:

In millions	March 31, 2025	December 31, 2024
Accounts receivable
Trade	$610	$529
Other	67	74
Accounts receivable, gross	677	603
Less: allowance for credit losses	(19)	(15)
Total accounts receivable, net	$658	$588
The allowance for credit losses as of March 31, 2025 and December 31, 2024 was $19 million and $15 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three months ended March 31, 2025 was an expense of $3 million. The impact to our allowance for credit losses for the three months ended March 31, 2024 was immaterial. The Company recorded immaterial write-offs and recoveries against the reserve for the three months ended March 31, 2025 and 2024.
Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements in fiscal year 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The new standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have an effect on the Company’s Condensed Consolidated Financial Statements and related disclosures because the Company generally does not carry a material amount of Bitcoin.
Adoption of New Accounting Pronouncements in fiscal year 2024
In January 2025, the SEC staff issued Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance in the Staff Accounting Bulletin No. 121 (“SAB 121”) for reporting entities that have an obligation to safeguard customers’ crypto assets. Under SAB 121, entities were required to recognize both a liability and a corresponding asset for their safeguarding obligations. With the new guidance, an entity that has a safeguarding obligation should assess whether it has any loss contingencies under ASC 450, Contingencies. SAB 122 must be applied retrospectively for annual periods beginning after December 15, 2024, with an early adoption permitted in any interim or annual financial statement filed with the SEC on or after January 30, 2025. The Company is not currently offering digital asset safeguarding services to its customers and the adoption of this new guidance did not have an impact on its net income, cash flows, earnings per share or financial condition.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the chief operating decision maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. The adoption of this ASU did not have an effect on the Company’s net income, cash flows or financial condition.

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
2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2025 and December 31, 2024 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2024			March 31, 2025
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,695	$—	$1	$1,696
Self Service Banking(1)	255	—	—	255
Total goodwill	$1,950	$—	$1	$1,951
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

	Amortization Period (in Years)	March 31, 2025		December 31, 2024
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$391	$(115)	$390	$(109)
Technology-software(1)	3 - 8	529	(259)	504	(244)
Tradenames	1 - 10	50	(43)	50	(41)
Total identifiable intangible assets		$970	$(417)	$944	$(394)
(1) The increase in the gross carrying amount of technology-software intangible assets is related to the acquisition of intellectual property.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended March 31,
In millions	2025	2024
Amortization expense	$23	$25
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31,
In millions	Remainder of 2025	2026	2027	2028	2029
Amortization expense	$72	$89	$81	$78	$54
3. SEGMENT INFORMATION AND CONCENTRATIONS
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
•Network—Provides a cost-effective way for financial institutions, financial technology companies (“fintechs”), neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX solution gives consumers the ability to buy and sell Bitcoin.
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
These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments and allocates resources to them based on revenue and Adjusted EBITDA. Atleos determines Adjusted EBITDA based on GAAP net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. These adjustments are considered non-operational or non-recurring in nature and are excluded from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The CODM uses segment Adjusted EBITDA in the annual budgeting and forecasting process for all segments. The CODM considers budget-to-actual variances on a monthly basis for its profit measure when making decisions about allocating capital and personnel to the segments.
Corporate income and expenses not allocated to segments includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment. Other income and expenses not allocated to segments includes certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. Other also includes revenues from commercial agreements with Voyix.
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
The following tables present revenue, significant segment expenses and Adjusted EBITDA by segment for the three months ended March 31, 2025 and 2024.

In millions	For the three months ended March 31, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$624	$299	$43	$966
Other (1)				14
Consolidated Revenue				$980
Less:
Adjusted cost of products (2)	137	10	1	148
Adjusted cost of services (2)	302	202	29	533
Adjusted SG&A and R&D expenses (2)	47	23	5	75
Other segment items (3)	(15)	(24)	—	(39)
Total Segment Adjusted EBITDA	$153	$88	$8	$249
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$249
Less unallocated amounts
Corporate income and expenses not allocated to segments				76
Other income and expenses not allocated to segments				(2)
Interest expense				67
Interest income				(1)
Income tax expense				10
Depreciation and amortization expense				42
Acquisition-related amortization of intangibles				23
Stock-based compensation expense				9
Separation costs				2
Transformation and restructuring				1
Voyix environmental indemnification expense (4)				4
Other (income) expense items, net (5)				1
Net income (loss) attributable to Atleos				$17

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the three months ended March 31, 2024
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$628	$310	$51	$989
Other (1)				61
Consolidated Revenue				$1,050
Less:
Adjusted cost of products (2)	150	16	2	168
Adjusted cost of services (2)	307	206	33	546
Adjusted SG&A and R&D expenses (2)	50	29	6	85
Other segment items (3)	(13)	(27)	—	(40)
Total Segment Adjusted EBITDA	$134	$86	$10	$230
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Atleos
Segment Adjusted EBITDA				$230
Less unallocated amounts
Corporate income and expenses not allocated to segments				74
Other income and expenses not allocated to segments				(4)
Interest expense				79
Interest income				(2)
Income tax expense				4
Depreciation and amortization expense				44
Acquisition-related amortization of intangibles				25
Stock-based compensation expense				10
Separation costs				9
Transformation and restructuring				1
Other (income) expense items, net (5)				(2)
Net income (loss) attributable to Atleos				$(8)
(1)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. Other also includes revenues from commercial agreements with Voyix.
(2)Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisitions related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); and other non-recurring or unusual items from Atleos’ costs of products, costs of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the statement of operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with Atleos’ definition of Adjusted EBITDA, which is management’s measure of segment profit or loss, with the exception that these amounts include depreciation and amortization expense. Atleos believes these measures are useful for investors because they may provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
(3)Other segment items includes an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is management’s segment measure of profit or loss.
(4)Represents Atleos’ indemnification of certain costs shared with Voyix, related to investigatory and remedial activities, and related litigation, at facilities formerly owned or operated by Voyix to comply, or determine compliance, with environmental laws. Refer to Note 9, “Commitments and Contingencies”, for further details on the Shared Environmental Matters.
(5)Includes certain income and expense items reported within Other income (expense), net on the Condensed Consolidated Statements of Operations, such as bank fees, the components of pension, postemployment and postretirement expense other than service cost, and the impact of foreign currency fluctuations. Prior to 2025, our calculations of Adjusted EBITDA did not exclude these items. All periods presented have been recast to reflect the new definition. Additional amounts reported in Other income (expense), net are separately captured in this reconciliation. Therefore, Other (income) expense items, net shown here will not agree to total Other income (expense), net on the Condensed Consolidated Statements of Operations.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents recurring revenue and all other products and services revenue that is recognized at a point in time for Atleos:

In millions	Three months ended March 31,
	2025	2024
Recurring revenue (1)	$742	$763
All other products and services	238	287
Total revenue	$980	$1,050
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos:

In millions	Three months ended March 31,
	2025	2024
United States (“U.S.”)	$449	$479
Americas (excluding U.S.)	111	138
Europe, Middle East and Africa	311	303
Asia Pacific	109	130
Total revenue	$980	$1,050

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. DEBT OBLIGATIONS
The following table summarizes the Company’s short-term borrowings and long-term debt:

In millions, except percentages	March 31, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$78	6.79%	$78	7.35%
Other (1)	3	7.18%	3	7.19%
Total short-term borrowings	$81		$81
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities (1)	$1,295	7.11%	$1,335	7.62%
Revolving credit facility (1)	240	7.37%	225	7.50%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(54)		(58)
Other (1)	2	7.17%	3	7.17%
Total long-term debt	$2,833		$2,855
(1)Interest rates are weighted average interest rates as of March 31, 2025 and December 31, 2024.

Senior Secured Credit Facility The Company is party to a Credit Agreement, amended on October 17, 2024 (the “Amended Credit Agreement”), which provides for a senior secured Term Loan A facility in an aggregate principal amount of $835 million (the “Term Loan A Facility” and, the loans thereunder the “Term A-1 Loans”), a senior secured Term Loan A-2 Facility in an aggregate principal amount of $300 million (the “Term Loan A-2 Facility” and, the loans thereunder “the Term A-2 Loans”) and a senior secured Term Loan B Facility in an aggregate principal amount of $445 million (the “Term B Loans” and together with the Term A-1 Loans and the Term A-2 Loans, the “Term Loan Facilities”) and a revolving credit facility with commitments in an aggregate principal amount of $600 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”).

As of March 31, 2025, the Term Loan Facilities under the Amended Credit Agreement have an aggregate principal amount of $1,580 million, of which $1,373 million remained outstanding. Additionally, as of March 31, 2025, there was $240 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit and, as of March 31, 2025, outstanding letters of credit were $24 million. Our borrowing capacity under our Revolving Credit Facility was $336 million at March 31, 2025.

The outstanding principal balance of the Term A-1 Loans is required to be repaid in quarterly installments that began on March 31, 2024, in an amount equal to (i) 1.875% of the original aggregate principal amount during the first three years and (ii) 2.50% of the original aggregate principal amount during the final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028.

The outstanding principal balance of the Term A-2 Loans is required to be repaid in quarterly installments that began on March 31, 2025, in an amount equal to 1.250% of the original principal amount until maturity. Any remaining outstanding balance will be due at maturity on October 16, 2028.
The Revolving Credit Loans and the Term B Loans are not subject to amortization and will mature on October 16, 2028 and April 16, 2029, respectively.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
The Amended Credit Agreement contains a financial covenant, that does not permit the Company to allow its consolidated leverage ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Amended Credit Agreement) to exceed (i) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (ii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.
Senior Secured Notes The 9.500% senior secured notes due in 2029 (the “Notes”) are unconditionally guaranteed on a senior secured basis, subject to certain limitations, by the Subsidiary Guarantors that will guarantee the Credit Facilities. The Notes and related guarantees will be secured, subject to permitted liens and certain other exceptions, by first-priority liens on the Collateral (as defined above). Interest is payable on the Notes semi-annually, in arrears, at an annual rate of 9.500% on April 1 and October 1 of each year. The Notes will mature on April 1, 2029.

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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATMaaS contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”) as security interest in the borrowing. The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. As of March 31, 2025, total debt outstanding under the financing program was $5 million with a weighted average interest rate of 7.17% and a weighted average term of 1.6 years. As of December 31, 2024, total debt outstanding was $6 million with a weighted average interest rate of 7.18% and a weighted average term of 2.6 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2025 and December 31, 2024 was $3,109 million and $3,126 million, respectively. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. TRADE RECEIVABLES FACILITY
The Company maintains a trade receivables facility (the “Trade Receivables Facility”) with PNC Bank, National Association (“PNC”) as administrative agent, and PNC, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (the “Purchasers”), which allows the Company’s wholly-owned, bankruptcy remote subsidiaries, NCR Atleos Receivables LLC (the “U.S. SPE”) and NCR Atleos Canada Receivables LP (the “Canadian SPE”), to sell certain trade receivables on a revolving basis to the Purchasers participating in the Trade Receivables Facility. The Trade Receivables Facility became effective October 16, 2023 and has an initial term of two years, unless earlier terminated in accordance with the terms thereof, and may be extended by agreement of the parties.
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
As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of March 31, 2025 and December 31, 2024, respectively. Excluding the trade receivables sold, the SPEs collectively owned $79 million and $38 million of trade receivables as of March 31, 2025 and December 31, 2024, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.
Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of March 31, 2025 and December 31, 2024 is not material.
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

Income tax expense was $10 million for the three months ended March 31, 2025 compared to income tax expense of $4 million for the three months ended March 31, 2024. The change in the three months ended March 31, 2025 compared to the prior year period was primarily driven by higher income before tax applied to the estimated annual effective income tax rate. The Company did not recognize net material discrete tax expense or benefit in either period.

As of March 31, 2025, the Company has gross unrecognized tax benefits of $35 million. The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next twelve months it expects to resolve certain tax matters related to foreign jurisdictions. As a result, as of March 31, 2025, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $3 million to $4 million in the next twelve months.

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
Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31,
	2025	2024
Restricted stock units	$9	$10
Tax expense (benefit)	—	(1)
Stock-based compensation expense (net of tax)	$9	$9

On February 20, 2025, the Company granted restricted stock units under the 2023 Stock Incentive Plan to its executive officers and other employees, comprised of both time-based and market-based restricted stock units. The time-based restricted stock units were granted with a weighted-average grant date fair value of $30.28 and vest in annual installments over a three-year requisite service period ending February 20, 2028.

The market-based restricted stock units cliff vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return from January 1, 2025 to December 31, 2027 (the “performance period”), as compared to a designated peer group. The fair value of the awards was determined to be $41.75 per share based on using a Monte-Carlo simulation model and will be recognized over a three-year requisite service period ending February 20, 2028.

Both time-based and market-based restricted stock units granted to executive officers are subject to a mandatory one-year post-vesting holding period. As such, a discount for lack of marketability was calculated using the Finnerty model and applied to the awards subject to the post-vesting restrictions. The fair value of the time-based and market-based awards subject to the post-vesting restrictions were $27.18 and $37.47, respectively.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on February 20, 2025:

Dividend yield	—%
Risk-free interest rate	4.18%
Expected volatility	48.97%
Discount for lack of marketability	10.25%

Expected volatility for these restricted stock units is calculated as the historical volatility of the Company’s peers over a period of approximately three years, as management believes this is the best representation of prospective trends given the limited trading history of Atleos’ stock. The risk-free interest rate was determined based on a three-year U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield was assumed to be zero, as the Company has not announced plans to pay dividends on its common stock. The discount for lack of marketability was based on a Finnerty put-option model, which uses the price of a put to estimate the cost of insuring the value of the award against downside risk during the holding period.

As of March 31, 2025, the total unrecognized compensation cost related to unvested restricted stock grants is $67 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years.

8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2025	2024	2025	2024	2025	2024
Interest cost	$16	$17	$5	$5	$21	$22
Expected return on plan assets	(17)	(19)	(8)	(9)	(25)	(28)
Net periodic benefit cost (income)	$(1)	$(2)	$(3)	$(4)	$(4)	$(6)

All components of net periodic benefit cost (income) of the postretirement plan for the three months ended March 31, 2025 and 2024 were immaterial.

Components of net periodic benefit cost (income) of the postemployment plans for the three months ended March 31, were as follows:

	Three months ended March 31,
In millions	2025	2024
Net service cost	$2	$2
Interest cost	1	—
Actuarial (gain) loss	1	—
Net periodic benefit cost (income)	$4	$2

The components of net periodic benefit cost (income), other than the net service cost component, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Employer Contributions

Pension For the three months ended March 31, 2025, Atleos contributed $1 million to its international pension plan. For the three months ended March 31, 2025, Atleos made no contributions to its U.S pension plan. Atleos anticipates contributing $23 million to its U.S. pension plan, and an additional $1 million to its international pension plan in 2025.

Postretirement For the three months ended March 31, 2025, Atleos made no contributions to its postretirement plan. Atleos anticipates contributing $1 million to its postretirement plan in 2025.

Postemployment For the three months ended March 31, 2025, Atleos contributed $3 million to its postemployment plan. Atleos anticipates contributing an additional $20 million to its postemployment plan for a total of $23 million in 2025.

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

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Shared Environmental Matters
As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at facilities formerly owned or operated by Voyix, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). The Company is responsible for 50% of the costs and liabilities to the extent Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million. As of March 31, 2025, the Company has accrued $18 million related to the Shared Environmental Matters based on the information provided by Voyix and in accordance with ASC 450, Contingencies, that the amount is probable and estimable. Because of our understanding that the events underlying the incurrence of the environmental obligations were never part of the Company’s legacy business operations, we have recorded these costs in Other (expense) income, net in the Condensed Consolidated Statements of Operations.
Kalamazoo River
One of the Shared Environmental Matters is the remediation and related litigations relating to Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River”). The background and legal history of Kalamazoo River is described in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.
Voyix reports that as of December 31, 2024, Voyix’s total reserve for Kalamazoo River was $148 million, reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. Voyix’s reserve as of March 31, 2025, may be higher or lower than previously reported.
Many of the remediation costs will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time). Voyix reports that it has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, or, where remedies have not yet been determined, the costs of investigations and studies for areas of the sites, and its reserve is informed by those estimates. The extent of Voyix’s and, therefore, the Company’s, potential liability remains subject to many uncertainties, particularly because remedy decisions and cost estimates will not be generated until times in the future and most of the work to be performed will take place through the 2030s. Voyix further reports, as of December 31, 2024, that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that Voyix’s reserve for Kalamazoo River could be more than approximately double its reflected reserve.
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

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

On June 10, 2024, the court entered a final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix reports that it intends to vigorously contest the matter and filed a notice of appeal on July 2, 2024. Voyix further reports that an estimate or range of possible loss was not included in the judgment and cannot be determined at this time. Voyix stipulated with the plaintiffs to a $45 million supersedeas bond, which Voyix contends may not be correlated to any actual loss but allowed Voyix to obtain a stay of execution of the judgment pending appeal. On September 12, 2024, the bond was filed and the stay was issued. The appellate court will hear oral arguments in August 2025. The Company evaluated the judgment and order and, after consulting with Voyix, in accordance with ASC 450, Contingencies, concluded that, as of March 31, 2025, a loss is reasonably possible, but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.
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

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of basic earnings per share are as follows:

	Three months ended March 31,
In millions, except per share amounts	2025	2024
Numerator:
Net income (loss) attributable to Atleos common stockholders	$17	$(8)

Denominator:
Basic weighted average number of shares outstanding	73.1	71.6

Basic earnings (loss) per share:	$0.23	$(0.11)
The components of diluted earnings per share are as follows:

	Three months ended March 31,
In millions, except per share amounts	2025	2024
Numerator:
Net income (loss) attributable to Atleos common stockholders	$17	$(8)

Denominator
Basic weighted average number of shares outstanding	73.1	71.6
Dilutive effect of restricted stock units and stock options	2.1	—
Weighted average diluted shares	75.2	71.6

Diluted earnings (loss) per share:	$0.23	$(0.11)
For the three months ended March 31, 2025, weighted average restricted stock units and stock options of 2.1 million were excluded from the diluted share count because their effect would have been anti-dilutive.
For the three months ended March 31, 2024, due to the net loss attributable to Atleos common stockholders, potential common shares that would have caused dilution, such as restricted stocks units and stock options, were excluded from the dilutive share count because their effect would have been anti-dilutive. As such, weighted average restricted stock units and stock options of 5.9 million were excluded from the dilutive share count because their effect would have been anti-dilutive.
11. DERIVATIVES AND HEDGING INSTRUMENTS
Atleos is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We also manage interest rate risk associated with our vault cash rental obligations and, at times, floating rate-debt through the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our existing Term Loan Facilities and vault cash agreements, we entered into interest rate swap contracts (“Interest Rate Derivatives”).
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

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of March 31, 2025, the balance in AOCI related to foreign exchange derivative transactions was zero because no such derivatives were designated as highly effective hedges.
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
Effective February 18, 2025, the Company terminated the $500 million and $450 million aggregate notional amount interest rate swaps associated with the Company’s Term Loan Facilities and certain U.S. Dollar vault cash agreements, respectively, for cash proceeds of $13 million. The net derivative-related gains associated with these swaps will be reclassified into earnings from Accumulated other comprehensive income through December 31, 2027, corresponding to the term of the original interest rate swap agreements.
As of March 31, 2025, the Company has $2.0 billion aggregate notional amount interest rate swap contracts terminating on March 31, 2027 with fixed rates ranging from 4.294% to 4.306%, and £350 million aggregate notional amount interest rate swap contracts terminating on December 31, 2025 with a fixed rate of 5.274%. These contracts have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements, respectively.
As of March 31, 2025, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap agreements reported in AOCI will be reclassified to Cost of services and Interest expense ratably over terms corresponding to the original agreements. As of March 31, 2025 and December 31, 2024, the balance in AOCI related to Interest Rate Derivatives was an accumulated loss of $11 million and income of $7 million, respectively.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		March 31, 2025		December 31, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$—		$5
Interest rate swap contracts	Other assets		—		7
Total assets		$—	$—	$950	$12

Liabilities:
Interest rate swap contracts	Other current liabilities		$(11)		$(7)
Interest rate swap contracts	Other liabilities		(18)		(10)
Total liabilities		$2,453	$(29)	$2,440	$(17)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$437	$1	$196	$1
Foreign exchange contracts	Other current liabilities	$95	$(1)	$117	$—
As of March 31, 2025, the Company expects the impact of the reclassification of net derivative-related gains contained in AOCI into earnings during the next twelve months to be immaterial.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended March 31,			Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2025	2024
Interest rate swap contracts	$(12)	$25	Cost of Services	$(12)	$(21)
Interest rate swap contracts	$1	$—	Interest expense	$(1)	$—

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2025	2024
Foreign exchange contracts	Other income (expense), net	$(3)	$(2)
Refer to Note 12, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2025 and December 31, 2024, Atleos did not have any major concentration of credit risk related to financial instruments.
12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are set forth as follows:

	March 31, 2025
In millions	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts (1)	$1	$—	$1	$—
Debt securities (3)	8	—	8	—
Total assets	$9	$—	$9	$—

Liabilities:
Foreign exchange contracts (4)	$1	$—	$1	$—
Interest rate swap contracts (5)	29	—	29	—
Total liabilities	$30	$—	$30	$—

	December 31, 2024
In millions	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts (1)	$1	$—	$1	$—
Interest rate swap contracts (2)	12	—	12	—
Debt securities (3)	6	—	6	—
Total assets	$19	$—	$19	$—

Liabilities:
Interest rate swap contracts (5)	$17	$—	$17	$—
Total liabilities	$17	$—	$17	$—

(1)Included in Other current assets in the Condensed Consolidated Balance Sheets.
(2)Included in Other current assets and Other assets in the Condensed Consolidated Balance Sheets.
(3)Included in Other assets in the Condensed Consolidated Balance Sheets.
(4)Included in Other current liabilities in the Condensed Consolidated Balance Sheets.
(5)Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.
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

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2025, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.
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
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$7	$(33)	$7	$(19)
Other comprehensive income (loss) before reclassifications	14	—	(8)	6
Amounts reclassified from AOCI	—	—	(10)	(10)
Net current period other comprehensive income (loss)	14	—	(18)	(4)
Balance as of March 31, 2025	$21	$(33)	$(11)	$(23)

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$57	$(5)	$34	$86
Other comprehensive income (loss) before reclassifications	13	—	19	32
Amounts reclassified from AOCI	—	—	(15)	(15)
Net current period other comprehensive income (loss)	13	—	4	17
Other	5	(5)	—	—
Balance as of March 31, 2024	$75	$(10)	$38	$103

Table of
NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Reclassifications Out of AOCI

	For the three months ended March 31, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(12)	$(12)
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$(13)	$(13)
Tax expense				3
Total reclassifications, net of tax				$(10)

	For the three months ended March 31, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(21)	$(21)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				6
Total reclassifications, net of tax				$(15)
14. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Inventories are summarized as follows:

In millions	March 31, 2025	December 31, 2024
Inventories
Work in process and raw materials	$63	$55
Finished goods	89	65
Service parts	204	187
Total inventories	$356	$307

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The section of this Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. See the sections of the Form 10-Q titled “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
Our discussion within MD&A is organized as follows:
•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Consolidated Statements of Operations by comparing the results for the three months ended March 31, 2025 to the results for the three months ended March 31, 2024.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2025.
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
SPIN-OFF FROM NCR
On October 16, 2023, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” when discussing periods prior to the Separation), completed a Spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). Concurrent with the Spin-off, the Company became a stand alone publicly-traded company and its financial statements are now presented on a consolidated basis.
In connection with the Spin-off, we have incurred and expect to incur in the future one-time separation costs, which include one-time and non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a stand-alone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee related costs, development of our brand and other matters. We expect the separation-related costs will continue through at least fiscal year 2025.
In connection with the Spin-off, we entered into a Separation and Distribution Agreement and various other agreements with Voyix. These agreements provide a framework for our relationship with Voyix and govern various interim and ongoing relationships between Atleos and Voyix. These agreements with Voyix are described in the section of the Information Statement titled “Certain Relationships and Related Transactions-Agreements with NCR.” Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using Atleos’ own resources or third-party service providers. Additionally, certain maintenance services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements. On August 6, 2024, Voyix announced its intention to move the manufacturing services to another party and to further reduce the maintenance services that are being performed under the Commercial Agreements. Manufacturing services provided to Voyix were completed in the fourth quarter of 2024.
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
We are continuing our transition to service and software-led solutions. Today, our software platform, which runs in the cloud and includes microservices and application programming interfaces (“APIs”) that integrate with our customers’ systems, and our ATMaaS solutions, bring together all our capabilities and competencies to power the technology to run our customers’ self-directed banking networks, at the same time allowing us to earn a greater proportion of recurring revenues.
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
Cybersecurity Risk Management
Similar to most companies, Atleos and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. Atleos maintains cybersecurity risk management policies and procedures, which it regularly evaluates for updates, for handling and responding to cybersecurity events. For additional information on our cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity,” in the Company’s 2024 Annual Report on Form 10-K.

As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1A. Risk Factors—Data protection, cybersecurity and data privacy issues could adversely impact our business” in the Company’s 2024 Annual Report on Form 10-K.
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
Beginning in February 2025, the United States introduced trade policy actions that have increased or proposed to increase import tariffs across a wide range of countries at various rates. Multiple countries countered with reciprocal tariffs and other actions in response. The U.S. government stated that it is willing to negotiate with different countries regarding the tariffs. Atleos currently imports finished goods and service parts to the United States from numerous countries that are impacted by the tariff rate changes. The Company is currently analyzing the impacts of the tariffs and actions that can be taken to moderate and/or minimize their effects; however, the trade policies and responses and their related impacts are rapidly evolving. The Company believes that the impact on the Company’s performance of these trade policy actions was not material in the first quarter of 2025.
These global macroeconomic conditions have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which Atleos operates. If there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to tighten budgets and curtail spending, which would negatively impact our sales and business.
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
For further information on the risks posed to our business from geopolitical and macroeconomic factors, refer to Part I, Item 1A, “Risk Factors”, of our 2024 Form 10-K, including the risk factors titled, “A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences,” and “Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.” For further information on exposures to interest rate and foreign exchange risk, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-Q.
Impacts from Seasonality and Tourism
Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of each year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually have an increase in transaction volume during the warmer summer months, aided by increased vacation and holiday travel. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volume to continue. For further information on the seasonality of our business, refer to Part I, Item 1, “Business - Seasonality”, of the Company’s 2024 Form 10-K.

RESULTS OF OPERATIONS
Key Strategic Financial Metrics
The following tables show our key strategic financial metrics for the three months ended March 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.
Recurring revenue as a percentage of total revenue

	Three months ended March 31,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Recurring revenue(1)	$742	$763	75.7%	72.7%	(3)%
All other products and services	238	287	24.3%	27.3%	(17)%
Total Revenue	$980	$1,050	100.0%	100.0%	(7)%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income (loss) attributable to Atleos and Adjusted EBITDA(1) as a percentage of total revenue

	Three months ended March 31,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income (loss) attributable to Atleos	$17	$(8)	1.7%	(0.8)%	313%
Adjusted EBITDA(1)	$175	$160	17.9%	15.2%	9%
(1) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Other performance metrics

	Three months ended March 31,
In millions, unless otherwise noted	2025	2024
Self-Service Banking
Annualized recurring revenue(1)	$1,606	$1,573
ATM as a Service units(1) (in thousands)	29.1	20.8
Revenue from ATM as a Service arrangements	$57	$46
Network
LTM ARPU(1) (in thousands)	$16.1	$15.4
Network Managed Units(1) (in thousands)	77.2	81.4
(1) Refer to our definitions of Annualized recurring revenue, ATM as a Service units, LTM ARPU and Network Managed Units in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

Non-GAAP Financial Measures and Use of Certain Terms:
Non-GAAP Financial Measures
While Atleos reports its results in accordance with Generally Accepted Accounting Principles in the United States, or GAAP, in this quarterly report Atleos also uses the non-GAAP measures listed and described below. Atleos’ definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP. Atleos believes these measures are useful for investors because they provide a more complete understanding of Atleos’ underlying operational performance, as well as consistency and comparability with Atleos’ past reports of financial results.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) is calculated as GAAP Net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. Management uses this non-GAAP measure to compare performance consistently over various periods.
Adjusted gross margin as a percentage of revenue (non-GAAP) and Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) are calculated as GAAP gross margin and selling, general and administrative expenses as a percent of revenue, respectively, excluding, as applicable, acquisition-related costs; one-time pension-related costs; separation-related costs; amortization of acquisition-related intangibles; stock-based compensation expense; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); Voyix legal indemnification expense; and other non-recurring or unusual items. Management uses this non-GAAP measure to compare performance consistently over various periods.
Use of Certain Terms
Recurring revenue is all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, processing revenue, interchange and network revenue, Bitcoin-related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.
Annualized Recurring Revenue (“ARR”) is calculated as recurring revenue, excluding software licenses sold as a subscription, for the last three months times four, plus the rolling four quarters for term-based software license arrangements that include customer termination rights. Management believes this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the conversion of the self-service banking business to recurring revenue streams over time. ARR is an operating metric and does not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue. ARR does not have a uniform definition and, therefore, Atleos’ definitions may differ from other companies’ definitions of this measure.

ATM as a Service Units is the number of ATMs as of period end that are deployed under our ATMaaS offering. ATMaaS refers to our turnkey, end-to-end ATM platform solution, whereby we provide comprehensive managed services solutions to financial institutions. Atleos believes this metric may be useful to investors in measuring the Company’s achievement of strategic goals related to growth of the ATMaaS business over time.

Last twelve months average revenue per unit (“LTM ARPU”) is calculated, for the Network segment, as total segment revenue for the previous twelve months divided by the average Network Managed Units for the previous twelve months. Atleos believes this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the improved monetization of our ATM fleet over a specified period, excluding the impact of seasonality. LTM ARPU is an operating metric and does not represent revenue generated solely by our Network Managed Units, as total Network segment revenue includes revenue generated from other sources besides the Network Managed Units. LTM ARPU does not have a uniform definition and, therefore, Atleos’ definitions may differ from other companies’ definitions of this measure.

Network Managed Units is all transacting ATMs as of period end, whether Company-owned or Merchant-owned, other than those for which we only provide third party processing services and those under legacy managed services arrangements. This metric is used in the calculation of Network segment LTM ARPU.
Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended March 31,
In millions	2025	2024
Net income (loss) attributable to Atleos (GAAP)	$17	$(8)
Interest expense	67	79
Interest income	(1)	(2)
Income tax expense	10	4
Depreciation and amortization expense	42	44
Acquisition-related amortization of intangibles	23	25
Stock-based compensation expense	9	10
Separation costs	2	9
Transformation and restructuring	1	1
Voyix environmental indemnification expense	4	—
Other (income) expense items(1)	1	(2)
Adjusted EBITDA (non-GAAP)	$175	$160
(1) Includes certain income and expense items reported within Other income (expense), net on the Condensed Consolidated Statements of Operations, such as bank fees, the components of pension, postemployment and postretirement expense other than service cost, and the impact of foreign currency fluctuations. Prior to 2025, our calculations of Adjusted EBITDA did not exclude the other (income) expense line item. All periods presented have been recast to reflect the new definition. Additional amounts reported in Other income (expense), net are separately captured in this reconciliation. Therefore, Other (income) expense items, net shown here will not agree to total Other income (expense), net on the Condensed Consolidated Statements of Operations.
Reconciliation of Gross Margin Rate (Gross Margin as a Percentage of Revenue) (GAAP) to Adjusted Gross Margin Rate (Adjusted Gross Margin as a Percentage of Revenue) (Non-GAAP)

	Three months ended March 31,
	2025	2024
Gross Margin Rate (GAAP)	24.0%	21.0%
Plus:
Acquisition-related amortization of intangibles	2.0%	2.1%
Stock-based compensation expense	0.1%	0.1%
Transformation and restructuring	0.1%	—%
Adjusted Gross Margin Rate (Non-GAAP)	26.2%	23.2%
Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended March 31,
	2025	2024
SG&A as a percentage of revenue (GAAP)	12.4%	12.6%
Plus:
Acquisition-related amortization of intangibles	(0.3)%	(0.3)%
Stock-based compensation expense	(0.7)%	(0.8)%
Separation costs	(0.2)%	(0.8)%
Transformation and restructuring	(0.1)%	(0.1)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	11.1%	10.6%

Consolidated Results
The following tables show our results for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$189	$240	19.3%	22.9%	(21)%
Service revenue	791	810	80.7%	77.1%	(2)%
Total revenue	980	1,050	100.0%	100.0%	(7)%
Product gross margin	29	28	15.3%	11.7%	4%
Service gross margin	206	193	26.0%	23.8%	7%
Total gross margin	235	221	24.0%	21.0%	6%
Selling, general and administrative expenses	122	132	12.4%	12.6%	(8)%
Research and development expenses	17	17	1.7%	1.6%	—%
Income from operations	96	72	9.8%	6.9%	33%
Interest expense	(67)	(79)	(6.8)%	(7.5)%	(15)%
Other income (expense), net	(3)	3	(0.3)%	0.3%	(200)%
Income (loss) before income taxes	26	(4)	2.7%	(0.4)%	750%
Income tax expense	10	4	1.0%	0.4%	150%
Net income (loss)	$16	$(8)	1.6%	(0.8)%	300%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.
Revenue

	Three months ended March 31,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$189	$240	19.3%	22.9%	(21)%
Service revenue	791	810	80.7%	77.1%	(2)%
Total revenue	$980	$1,050	100.0%	100.0%	(7)%
Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Total revenue decreased 7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the expected reduction in revenues as the Voyix commercial agreements continue to wind down, as well as a decrease in our one-time ATM hardware and hardware maintenance and installation revenue due to the planned transition to ATM as a Service solutions which delays revenue recognition over time. The revenue decline is offset by an increase in ATM as a service solutions and software related revenue. Revenue was also negatively impacted by foreign exchange rates by 2%.

Product revenue for the three months ended March 31, 2025 decreased 21% compared to the three months ended March 31, 2024, due to an expected revenue decline of approximately 10% driven by the conclusion of the manufacturing services in the commercial agreements with Voyix, a 9% decline driven by one-time ATM and other hardware sales due to the shift in the business from one-time hardware sales to recurring ATM as a Service solutions as well as a shift of orders from the first quarter to the second quarter, a 2% decline driven by non-core Voyix commerce-related revenue due to the wind down of that business, a 2% decline driven by Bitcoin-related transaction volumes, and a 1% decrease due to the changes in foreign currency rates. These declines were partially offset by a 3% increase in software license revenues.
Services revenue for the three months ended March 31, 2025 decreased 2% compared to the prior year period driven by the unfavorable impact of foreign currency fluctuations. Increases in recurring ATM as a Service arrangements and software-related subscriptions each drove service revenue increases of 2%, respectively, and were fully offset by a 2% decrease driven by the decline in revenues earned under the commercial agreements with Voyix due to the previously announced reduction in maintenance services as they outsource to partners, and a 2% decrease driven by the decline in hardware maintenance and installation revenue due to the planned shift to recurring ATM as a Service solutions.
Gross Margin

	Three months ended March 31,		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Product gross margin	$29	$28	15.3%	11.7%	4%
Service gross margin	206	193	26.0%	23.8%	7%
Total gross margin	$235	$221	24.0%	21.0%	6%
(1)The percentage of revenue is calculated for each line item divided by the related component of revenue.
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Gross margin as a percentage of revenue for the three months ended March 31, 2025 increased to 24.0% compared to 21.0% for the three months ended March 31, 2024, primarily due to the impact of cost mitigation actions implemented, and an increase in the favorable mix of higher margin software and services revenue, partially offset by increased labor costs. Adjusted gross margin as a percentage of revenue (non-GAAP) increased from 23.2% to 26.2%, due to the same factors that impacted GAAP gross margin as a percentage of revenue discussed above.
Selling, General and Administrative Expenses

	Three months ended March 31,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Selling, general and administrative expenses	$122	$132	12.4%	12.6%	(8)%
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Selling, general, and administrative expenses were $122 million in the three months ended March 31, 2025, compared to $132 million in the three months ended March 31, 2024. Cost optimization efforts have contributed to lower total selling, general and administrative spend compared to the prior year period, led by a decrease in labor and facility costs, allowing investment in technology infrastructure and other strategic initiatives. As a percentage of revenue, selling, general and administrative expenses decreased to 12.4% in the three months ended March 31, 2025 compared to 12.6% in the three months ended March 31, 2024, primarily driven by higher separation-related costs and stock-based compensation expense in the prior year period, partially offset by the impact of lower Voyix-related revenues relative to the nominal cost base associated with those revenue streams. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) increased from 10.6% to 11.1% primarily due to the Voyix-related revenue impact described above. The core business selling, general and administrative spend was flat as a percentage of revenue compared to the prior year period.

Research and Development Expenses

	Three months ended March 31,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$17	$17	1.7%	1.6%	—%
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Research and development expenses were flat in the three months ended March 31, 2025, compared to the prior year. As a percentage of revenue, research and development expenses increased to 1.7% from 1.6% in the three months ended March 31, 2025 and 2024 due to an increase in people costs.
Interest Expense

	Three months ended March 31,		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$67	$79	(15)%
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Interest expense was $67 million and $79 million in the three months ended March 31, 2025 and 2024, respectively. Interest expense is primarily related to our senior secured notes and borrowings under the Senior Secured Credit Facility. The change in interest expense was primarily due to a decrease in variable interest rates following the debt restructuring activities in the fourth quarter of 2024 and the reduction in the outstanding balance of the Term Loan Facilities. Refer to Note 4, “Debt Obligations”, for further details regarding our outstanding debt.
Other Income (Expense), net
Other income (expense), net decreased by $6 million in the three months ended March 31, 2025 compared to the prior year period primarily driven by an increase in the Voyix environmental indemnification expense.

	Three months ended March 31,
In millions	2025	2024
Other (expense) income, net
Interest Income	$1	$2
Foreign currency fluctuations and foreign exchange contracts	(4)	(3)
Employee benefit plans	3	5
Bank-related fees	(3)	(2)
Voyix environmental indemnification expense	(4)	—
Other, net	4	1
Total other (expense) income, net	$(3)	$3

Income Taxes

	Three months ended March 31,
In millions	2025	2024
Income tax expense	$10	$4
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Income tax expense was $10 million for the three months ended March 31, 2025 compared to income tax expense of $4 million for the three months ended March 31, 2024. The change in the three months ended March 31, 2025 compared to the prior year period was primarily driven by higher income before taxes applied to the estimated annual effective income tax rate. The Company did not recognize net material discrete tax expense or benefit in either period.
Revenue and Adjusted EBITDA by Segment
The Company manages and reports its businesses in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”). Segments are measured for profitability by the Company’s Chief Operating Decision Maker (“CODM”) based on revenue and segment Adjusted EBITDA. Refer to the section above entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
The following table shows our segment revenue and Adjusted EBITDA for the three months ended March 31, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended March 31,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Self-Service Banking	$624	$628	63.7%	59.8%	(1)%
Network	299	310	30.5%	29.5%	(4)%
T&T	43	51	4.4%	4.9%	(16)%
Total segment revenue	966	989	98.6%	94.2%	(2)%
Other(2)	14	61	1.4%	5.8%	(77)%
Consolidated revenue	$980	$1,050	100.0%	100.0%	(7)%

Adjusted EBITDA by Segment
Self-Service Banking	$153	$134	24.5%	21.3%	14%
Network	$88	$86	29.4%	27.7%	2%
T&T	$8	$10	18.6%	19.6%	(20)%

(1)The percentage of revenue is calculated for each line item divided by total consolidated revenue, except for Adjusted EBITDA, which are divided by the related segment component of revenue.
(2)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. Other also includes revenues from commercial agreements with Voyix.

Segment Revenue
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Self-Service Banking revenue decreased 1% for the three months ended March 31, 2025 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison, primarily in hardware maintenance and hardware product sales. For the three months ended March 31, 2025, software-related revenue and ATM as a Service revenue increases resulted in growth of 3% and 2%, respectively. These increases were partially offset by declines of 3% related to ATM hardware revenue and 1% related to hardware maintenance and installation revenue. Revenue results for the period were primarily due to the planned shift from non-recurring revenues to recurring ATM as a Service arrangements, as well as the shift to recurring software subscriptions. Hardware results were also impacted by the shift of orders from the first quarter to the second quarter. Recurring revenue as a percentage of total Self-Service Banking segment revenue was 64% and 62% in the three months ended March 31, 2025 and 2024, respectively.
Network revenue decreased 4% for the three months ended March 31, 2025 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison. The remaining 2% decrease in revenue was primarily due to a decrease in Bitcoin-related revenue driven by transaction volume declines. Growth in the Allpoint network was offset by other withdrawal volume declines due to the planned removal of underperforming machines from our network managed unit fleet and store closures at our retail partners in the second half of 2024.
T&T revenue decreased 16% for the three months ended March 31, 2025 compared to the prior year period due to a 12% decrease in hardware maintenance and installation revenue and 2% decrease in hardware revenue driven by a decline in customer projects. Foreign currency fluctuations also had an unfavorable impact of 2% on the revenue comparison.
Segment Adjusted EBITDA
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Self-Service Banking Adjusted EBITDA increased 14% for the three months ended March 31, 2025 compared to the prior year period due to an increase in higher margin revenue streams. The contribution of favorable ATMaaS revenue margins as well as costs optimization initiatives were partially offset by higher labor costs.
Network Adjusted EBITDA increased 2% for the three months ended March 31, 2025 compared to the prior year period due to cost optimization initiatives and an increase in the mix of higher margin transactions. The optimized machine footprint drives lower operational costs, improving profitability.
T&T Adjusted EBITDA decreased 20% for the three months ended March 31, 2025 compared to the prior year period due to the decrease in revenue described above.
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
Atleos’ management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus/minus net reductions or reinvestment in the trade receivables facility due to fluctuations in the outstanding balance of receivables sold, plus/minus financing payments/receipts of owned ATM capital expenditures, plus pension contributions and settlements, and plus legal and environmental indemnification payments made to Voyix. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in Atleos’ existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’ definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

Summarized cash flow information for the three months ended March 31, is as follows:

	Three months ended March 31,
In millions	2025	2024
Net cash provided by operating activities	$123	$148
Net cash used in investing activities	$(37)	$(31)
Net cash used in financing activities	$(49)	$(87)
The Company’s operating activities generated net cash of $123 million and $148 million for the three months ended March 31, 2025 and 2024, respectively. The $25 million decrease was driven primarily by the timing of cash payments to and from customers, vendors, employees, and tax and regulatory authorities. These decreases were partially offset by improvements in the timing of cash receipts on advance billings and the timing of cash settlement payments to our merchant partners, which is impacted by the date the period closes.
The U.S. Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for U.S. federal income tax purposes in the fourth quarter of 2024. That tax payment is due in the second quarter of 2025. We expect cash flows from operating activities to be negatively impacted associated with timing of this payment and normal recurring federal income tax payments in the second quarter of 2025.
Investing activities in the three months ended March 31, 2025 primarily include capital expenditures of $29 million and additions to capitalized software of $12 million. Investing activities in the three months ended March 31, 2024 primarily include capital expenditures of $24 million, and additions to capitalized software of $6 million. Other investing activities primarily include net proceeds from sale (purchase) of investments of $4 million in the three months ended March 31, 2025, and were not significant in 2024.
Financing activities in the three months ended March 31, 2025 primarily include borrowings and payments of $150 million and $174 million, respectively, on the Senior Secured Credit Facilities, acquisition holdback payments of $16 million and tax withholding payments on behalf of employees for stock based awards that vested of $7 million. Financing activities for the three months ended March 31, 2024 primarily include borrowings and payments of $74 million and $154 million, respectively, on the Senior Secured Credit Facilities and tax withholding payments on behalf of employees for stock based awards that vested of $6 million.
Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,580 million, of which $1,373 million was outstanding as of March 31, 2025. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $600 million, of which $240 million was outstanding as of March 31, 2025. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of March 31, 2025, there were $24 million letters of credit outstanding.
As of March 31, 2025, we had outstanding $1,350 million in aggregate principal balance of 9.500% senior secured notes due in 2029.
See Note 4, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on our debt transactions.
Employee Benefit Plans In 2025, we expect to make contributions of $2 million to our international pension plans, $23 million to our U.S. pension plan, $23 million to our postemployment plan, and $1 million to our postretirement plans. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at March 31, 2025 and December 31, 2024 were $264 million and $329 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Summary As of March 31, 2025, our cash and cash equivalents totaled $352 million and our total debt was $2,968 million. Our borrowing capacity under our senior secured credit facility was $336 million at March 31, 2025.

Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A, of Part I of the Company’s 2024 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, we cannot assure that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond March 31, 2026) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
Reconciliation of Adjusted Free Cash Flow-Unrestricted
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted.

	Three months ended March 31,
In millions	2025	2024
Net cash provided by operating activities (GAAP)	$123	$148
Capital expenditures	(29)	(24)
Additions to capitalized software	(12)	(6)
Change in restricted cash settlement activity	(106)	(18)
Pension contributions	1	1
Temporary transfer of funds from Voyix	—	(32)
Adjusted free cash flow-unrestricted (non-GAAP)	$(23)	$69
Material Cash Requirements from Contractual and Other Obligations
There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, income taxes, which are described in Item 7. of our 2024 Form 10-K.
Recently Issued Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to Atleos’ plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our business and financial strategy; expectations regarding our cash flow generation and liquidity; our expectations of demand for our solutions and execution and the impact thereof on our financial results; our focus on advancing our strategic growth initiatives and transforming Atleos into a software-led as a service company with a higher mix of recurring revenue streams; and our expectations of Atleos’ ability to deliver increased value to customers and stockholders. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Atleos’ control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
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
•Separation: the perceived reliability of Atleos’ financial statements if Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act; the failure of NCR Voyix Corporation (“Voyix”) to perform under various transaction agreements; Atleos’ obligation to indemnify Voyix pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk Voyix may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that Atleos may receive worse commercial terms from third-parties for services it previously received from Voyix; and that after the spin-off, certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Voyix; and
•Our Common Stock: Atleos’ stock price may fluctuate significantly; substantial sales in the public market may cause the price of Atleos’ common stock to decline; dilution of ownership percentages; certain provisions in Atleos’ governing documents may prevent or delay an acquisition; the exclusive forum provision in Atleos’ bylaws could limit a stockholder’s ability to bring a claim against Atleos; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

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
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $13 million as of March 31, 2025. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $14 million as of March 31, 2025. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 45% of our borrowings were on a fixed rate basis as of March 31, 2025. The increase in pre-tax interest expense for the three months ended March 31, 2025 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million, including the impact from interest rate swap agreements on our variable rate debt for the period they were outstanding. The Company terminated the interest swap agreements associated with its Term Loan Facilities on February 18, 2025.
As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended March 31, 2025 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 11, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of March 31, 2025.

We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 11, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of March 31, 2025.
Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2025, we did not have any significant concentration of credit risk related to financial instruments.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of March 31, 2025, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Atleos’ internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 9, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.
Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of the Company’s 2024 Annual Report on Form 10-K filed on March 3, 2025.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s repurchase of its common stock has certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and is further subject to the discretion of Atleos’ Board of Directors.
Item 5.    OTHER INFORMATION
For the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

10.1 *	Offer Letter, dated January 8, 2025, between the Company and Andrew Wamser (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on January 14, 2025).
10.2 *	2025 Form of Performance-based Restricted Stock Unit Agreement (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on February 20, 2025).
10.3 *	2025 Form of Time-based Restricted Stock Unit Agreement (Exhibit 10.2 to the Current Report on Form 8-K of NCR Atleos Corporation filed on February 20, 2025).
10.4 *	Separation Agreement, dated January 23, 2025, between the Company and Paul Campbell (Exhibit 10.13.7 to the Annual Report on Form 10-K of NCR Atleos Corporation filed on March 3, 2025).
10.5 *	Offer Letter, dated February 26, 2025, between the Company and Traci Hornfeck (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on March 18, 2025).

31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024; (iii) our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024; (v) our condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2025 and 2024; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
& Filed herewith.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	May 8, 2025	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer