Form 10-Q
period 2025-06-30
NCR Atleos Corp
filed 2025-08-07
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number: 001-41728
________________________F
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of August 1, 2025, there were 73,585,992 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product revenue	$266	$247	$455	$487
Service revenue	838	833	1,628	1,642
Total revenue	1,104	1,080	2,083	2,129
Cost of products	217	210	377	422
Cost of services	634	619	1,220	1,235
Selling, general and administrative expenses	116	132	238	264
Research and development expenses	17	11	34	28
Total operating expenses	984	972	1,869	1,949
Income from operations	120	108	214	180
Interest expense	(69)	(79)	(136)	(158)
Other income (expense), net	12	4	9	8
Income before income taxes	63	33	87	30
Income tax expense	19	4	29	8
Net income	44	29	58	22
Net loss attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net income attributable to Atleos	$45	$30	$60	$23

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.61	$0.42	$0.82	$0.32
Diluted	$0.60	$0.41	$0.80	$0.31
Weighted average common shares outstanding
Basic	73.5	72.2	73.3	71.9
Diluted	74.9	73.7	75.1	73.5
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$44	$29	$58	$22
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	46	(37)	58	(27)
Derivatives
Unrealized gain (loss) on derivatives	(4)	13	(15)	38
(Gain) loss on derivatives arising during the period	(3)	(22)	(16)	(43)
Less income tax	1	2	7	2
Employee benefit plans
Amortization of actuarial loss	1	—	1	—
Other comprehensive income (loss)	41	(44)	35	(30)
Total comprehensive income (loss)	85	(15)	93	(8)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net loss	(1)	(1)	(2)	(1)
Currency translation adjustments	1	(2)	1	(1)
Amounts attributable to noncontrolling interests	—	(3)	(1)	(2)
Comprehensive income (loss) attributable to Atleos common stockholders	$85	$(12)	$94	$(6)
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$357	$419
Accounts receivable, net of allowances of $15 and $15 as of June 30, 2025 and December 31, 2024, respectively	669	591
Inventories	400	307
Restricted cash	279	210
Other current assets	271	231
Total current assets	1,976	1,758
Property, plant and equipment, net	480	474
Goodwill	1,953	1,950
Intangibles, net	534	550
Operating lease right of use assets	153	144
Prepaid pension cost	261	227
Deferred income tax assets	305	285
Other assets	152	156
Total assets	$5,814	$5,544
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$81	$81
Accounts payable	593	562
Payroll and benefits liabilities	119	145
Contract liabilities	395	316
Settlement liabilities	273	171
Other current liabilities	426	432
Total current liabilities	1,887	1,707
Long-term borrowings	2,816	2,855
Pension and indemnity plan liabilities	342	343
Postretirement and postemployment benefits liabilities	83	81
Income tax accruals	34	37
Operating lease liabilities	120	110
Deferred income tax liabilities	50	40
Other liabilities	130	120
Total liabilities	5,462	5,293
Commitments and Contingencies (Note 9)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 73.5 and 72.7 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Paid-in Capital	55	47
Retained earnings	276	215
Accumulated other comprehensive income (loss)	18	(16)
Total Atleos stockholders’ equity	350	247
Noncontrolling interests in subsidiaries	2	4
Total stockholders’ equity	352	251
Total liabilities and stockholders’ equity	$5,814	$5,544
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30,
	2025	2024
Operating activities
Net income	$58	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization expense	141	144
Stock-based compensation expense	17	19
Deferred income taxes	3	(12)
(Gain) loss on divestiture and disposal of assets, net	(27)	4
Bargain purchase gain from acquisition	—	(5)
Loss (earnings) from equity investments	1	—
Changes in assets and liabilities:
Receivables	(64)	(11)
Inventories	(107)	(49)
Current payables and accrued expenses	1	100
Contract liabilities	69	(20)
Employee benefit plans	(14)	(20)
Settlement assets and liabilities, net	95	9
Other assets and liabilities	(73)	(24)
Net cash provided by operating activities	$100	$157
Investing activities
Capital expenditures	$(50)	$(47)
Additions to capitalized software	(26)	(15)
Purchase of intellectual property	—	(8)
Proceeds from sale of property, plant and equipment	24	—
Proceeds from divestiture	11	—
Sale (purchase) of investments, net	4	—
Other investing activities, net	—	(1)
Net cash used in investing activities	$(37)	$(71)
Financing activities
Payments on term credit facilities	$(59)	$(36)
Borrowings on revolving credit facilities	440	533
Payments on revolving credit facilities	(425)	(512)
Proceeds from employee stock plans	7	1
Tax withholding payments on behalf of employees	(8)	(13)
Payments on acquisition holdback	(16)	—
Principal payments for finance lease obligations	(2)	(1)
Other Financing activities	(3)	(2)
Net cash used in financing activities	$(66)	$(30)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12	(12)
Increase in cash, cash equivalents, and restricted cash	9	44
Cash, cash equivalents, and restricted cash at beginning of period	641	586
Cash, cash equivalents, and restricted cash at end of period	$650	$630
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2024	73	$1	$47	$215	$(16)	$4	$251
Comprehensive income (loss):
Net income (loss)	—	—	—	15	—	(1)	14
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Total comprehensive income (loss)	—	—	—	15	(6)	(1)	8
Net transfers from Voyix	—	—	—	1	—	—	1
Stock compensation plans	—	—	1	—	—	—	1
March 31, 2025	73	$1	$48	$231	$(22)	$3	$261
Comprehensive income (loss):
Net income (loss)	—	—	—	45	—	(1)	44
Other comprehensive income	—	—	—	—	40	1	41
Total comprehensive income	—	—	—	45	40	—	85
Stock compensation plans	1	—	7	—	—	—	7
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
June 30, 2025	74	$1	$55	$276	$18	$2	$352

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2023	71	$1	$12	$132	$89	$3	$237
Comprehensive income (loss):
Net loss	—	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	—	13	1	14
Total comprehensive income (loss)	—	—	—	(7)	13	1	7
Stock compensation plans	1	—	2	—	—	—	2
March 31, 2024	72	$1	$14	$125	$102	$4	$246
Comprehensive income (loss):
Net income (loss)	—	—	—	30	—	(1)	29
Other comprehensive loss	—	—	—	—	(42)	(2)	(44)
Total comprehensive income (loss)	—	—	—	30	(42)	(3)	(15)
Net transfers from Voyix	—	—	—	(10)	—	—	(10)
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2024	$72	$1	$23	$145	$60	$1	$230

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
Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure. Refer to Note 16, “Subsequent Events”.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Prior Period Financial Statement Revision In connection with the preparation of the Company’s interim and annual 2024 financial statements, management identified misstatements pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the December 31, 2023 balance sheet and statement of changes in stockholders’ equity. In order to correctly state December 31, 2023 equity to reflect the impact of the Separation transaction, management revised the December 31, 2023 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity to reflect the impact of the misstatements in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Management is also revising herein the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2024 for this matter. The cumulative adjustments had no impact on operating results or cash flows. The Company evaluated the impact of the misstatements and concluded they were not material to any previously issued interim or annual consolidated financial statements.

In connection with the preparation of the Company’s second quarter 2025 financial statements, management identified additional misstatements in the previously issued financial statements of the Company. These misstatements related primarily to the incorrect treatment of certain network-related revenue and costs and remeasurement of indirect taxes denominated in foreign currencies and resulted in an overstatement of previously reported pre-tax income during fiscal year 2023 of approximately $15 million, an understatement of pre-tax income of approximately $2 million during fiscal year 2024, and an overstatement of pre-tax income of approximately $2 million during the first quarter of fiscal year 2025, as well as an impact to the previously reported amounts in each of the interim periods within fiscal years 2023 and 2024. The Company evaluated the impact of these misstatements to the previously issued annual and interim financial statements and determined that they are not material to any period; however, the Company elected to revise the previously issued financial statements for impacted periods to improve the quality of financial reporting and due to the nature of the adjustments. The statement of cash flows has been updated to reflect the changes to net income and the balance sheet, with no impact to net cash provided by operating activities as the adjustments did not impact the total operating, investing, or financing cash flows for any period. The accompanying footnotes have also been adjusted, where applicable, to reflect the impact of such corrections.

The Company will effect the revision of its consolidated financial statements in future filings as the impacted periods are presented as comparative periods in those filings. Refer to Note 15, “Revisions of Previously Issued Financial Statements”, for additional information.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	June 30
		2025	2024
Cash and cash equivalents	Cash and cash equivalents	$357	$374
Short term restricted cash	Restricted cash	—	7
Cash included in settlement processing assets	Restricted cash	279	242
Long term restricted cash	Other Assets	14	7
Total cash, cash equivalents, and restricted cash		$650	$630
Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2025	December 31, 2024
Current portion of contract liabilities	Contract liabilities	$395	$316
Non-current portion of contract liabilities	Other liabilities	$28	$29
During the six months ended June 30, 2025, the Company recognized $199 million in revenue that was included in contract liabilities as of December 31, 2024. During the six months ended June 30, 2024, the Company recognized $216 million in revenue that was included in contract liabilities as of December 31, 2023.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
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
Accounts Receivable and Allowance for Credit Losses on Accounts Receivable The components of Accounts receivable, net are summarized as follows:

In millions	June 30, 2025	December 31, 2024
Accounts receivable
Trade	$634	$528
Other	50	78
Accounts receivable, gross	684	606
Less: allowance for credit losses	(15)	(15)
Total accounts receivable, net	$669	$591
The allowance for credit losses as of June 30, 2025 and December 31, 2024 was $15 million and $15 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. Provisions, write-offs and recoveries against the reserve for the three and six months ended June 30, 2025 and June 30, 2024 were immaterial.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2025 and December 31, 2024 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2024			June 30, 2025
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,695	$—	$2	$1,697
Self Service Banking(1)	255	—	1	256
Total goodwill	$1,950	$—	$3	$1,953
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

	Amortization Period (in Years)	June 30, 2025		December 31, 2024
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$395	$(121)	$390	$(109)
Technology-software(1)	3 - 8	529	(275)	504	(244)
Tradenames	1 - 10	51	(45)	50	(41)
Total identifiable intangible assets		$975	$(441)	$944	$(394)
(1) The increase in the gross carrying amount of technology-software intangible assets is related to the acquisition of intellectual property.
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended June 30,		Six months ended June 30,
In millions	2025	2024	2025	2024
Amortization expense	$24	$23	$47	$48
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31,
In millions	Remainder of 2025	2026	2027	2028	2029
Amortization expense	$48	$89	$81	$78	$54
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables present revenue, significant segment expenses and Adjusted EBITDA by segment for the three and six months ended June 30, 2025 and 2024.

In millions	For the three months ended June 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$733	$320	$41	$1,094
Other (1)				10
Consolidated Revenue				$1,104
Less:
Adjusted cost of products (2)	189	13	1	203
Adjusted cost of services (2)	328	227	28	583
Adjusted SG&A and R&D expenses (2)	42	20	4	66
Other segment items (3)	(15)	(26)	(1)	(42)
Total Segment Adjusted EBITDA	$189	$86	$9	$284
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$284
Less unallocated amounts
Corporate income and expenses not allocated to segments				78
Other income and expenses not allocated to segments				1
Interest expense				69
Interest income				(1)
Income tax expense				19
Depreciation and amortization expense				45
Acquisition-related amortization of intangibles				24
Stock-based compensation expense				8
Separation costs				6
Acquisition-related costs				1
Transformation and restructuring				(11)
Voyix environmental indemnification expense (4)				1
Other (income) expense items, net (5)				(1)
Net income attributable to Atleos				$45

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the six months ended June 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$1,357	$618	$84	$2,059
Other (1)				24
Consolidated Revenue				$2,083
Less:
Adjusted cost of products (2)	326	23	2	351
Adjusted cost of services (2)	630	430	57	1,117
Adjusted SG&A and R&D expenses (2)	89	43	9	141
Other segment items (3)	(30)	(50)	(1)	(81)
Total Segment Adjusted EBITDA	$342	$172	$17	$531
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$531
Less unallocated amounts
Corporate income and expenses not allocated to segments				155
Other income and expenses not allocated to segments				(1)
Interest expense				136
Interest income				(2)
Income tax expense				29
Depreciation and amortization expense				86
Acquisition-related amortization of intangibles				47
Stock-based compensation expense				17
Separation costs				8
Acquisition-related costs				1
Transformation and restructuring				(10)
Voyix environmental indemnification expense (4)				5
Net income attributable to Atleos				$60

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
(3)Other segment items primarily includes an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is management’s segment measure of profit or loss.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the three months ended June 30, 2024
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$672	$326	$51	$1,049
Other (1)				31
Consolidated Revenue				$1,080
Less:
Adjusted cost of products (2)	160	13	4	177
Adjusted cost of services (2)	325	214	33	572
Adjusted SG&A and R&D expenses (2)	43	24	7	74
Other segment items (3)	(13)	(26)	(1)	(40)
Total Segment Adjusted EBITDA	$157	$101	$8	$266
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Atleos
Segment Adjusted EBITDA				$266
Less unallocated amounts
Corporate income and expenses not allocated to segments				72
Other income and expenses not allocated to segments				(3)
Interest expense				79
Interest income				(2)
Income tax expense				4
Depreciation and amortization expense				43
Acquisition-related amortization of intangibles				23
Stock-based compensation expense				9
Separation costs				6
Acquisition-related costs				(4)
Transformation and restructuring				6
Other (income) expense items, net (4)				3
Net income attributable to Atleos				$30

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the six months ended June 30, 2024
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$1,300	$635	$102	$2,037
Other (1)				92
Consolidated Revenue				$2,129
Less:
Adjusted cost of products (2)	310	29	6	345
Adjusted cost of services (2)	632	419	66	1,117
Adjusted SG&A and R&D expenses (2)	93	53	13	159
Other segment items (3)	(26)	(53)	(1)	(80)
Total Segment Adjusted EBITDA	$291	$187	$18	$496
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Atleos
Segment Adjusted EBITDA				$496
Less unallocated amounts
Corporate income and expenses not allocated to segments				146
Other income and expenses not allocated to segments				(7)
Interest expense				158
Interest income				(4)
Income tax expense				8
Depreciation and amortization expense				87
Acquisition-related amortization of intangibles				48
Stock-based compensation expense				19
Separation costs				15
Acquisition-related costs				(4)
Transformation and restructuring				7
Net income attributable to Atleos				$23

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
(4)Includes certain income and expense items reported within Other income (expense), net on the Condensed Consolidated Statements of Operations, such as bank fees, the components of pension, postemployment and postretirement expense other than service cost, and the impact of foreign currency fluctuations. Prior to 2025, our calculations of Adjusted EBITDA did not exclude these items. All periods presented have been recast to reflect the new definition. Additional amounts reported in Other income (expense), net are separately captured in this reconciliation. Therefore, Other (income) expense items, net shown here will not agree to total Other income (expense), net on the Condensed Consolidated Statements of Operations.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents recurring revenue and all other products and services revenue that is recognized at a point in time for Atleos:

In millions	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Recurring revenue (1)	$773	$792	$1,515	$1,554
All other products and services	331	288	568	575
Total revenue	$1,104	$1,080	$2,083	$2,129
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos:

In millions	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States (“U.S.”)	$500	$491	$949	$969
Americas (excluding U.S.)	143	128	254	266
Europe, Middle East and Africa	343	334	653	637
Asia Pacific	118	127	227	257
Total revenue	$1,104	$1,080	$2,083	$2,129

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. DEBT OBLIGATIONS
The following table summarizes the Company’s short-term borrowings and long-term debt:

In millions, except percentages	June 30, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$78	7.03%	$78	7.35%
Other (1)	3	7.17%	3	7.19%
Total short-term borrowings	$81		$81
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities (1)	$1,276	7.28%	$1,335	7.62%
Revolving credit facility (1)	240	7.35%	225	7.50%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(51)		(58)
Other (1)	1	7.17%	3	7.17%
Total long-term debt	$2,816		$2,855
(1)Interest rates are weighted average interest rates as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, the Term Loan Facilities under the Amended Credit Agreement have an aggregate principal amount of $1,580 million, of which $1,354 million remained outstanding. Additionally, as of June 30, 2025, there was $240 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit and, as of June 30, 2025, outstanding letters of credit were $26 million. Our borrowing capacity under our Revolving Credit Facility was $334 million at June 30, 2025.

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

Other Debt In December 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATMaaS contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”) as security interest in the borrowing. The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. As of June 30, 2025, total debt outstanding under the financing program was $4 million with a weighted average interest rate of 7.17% and a weighted average term of 1.6 years. As of December 31, 2024, total debt outstanding was $6 million with a weighted average interest rate of 7.18% and a weighted average term of 2.6 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2025 and December 31, 2024 was $3,114 million and $3,126 million, respectively. Management’s fair value estimates were based on quoted prices for recent trades of Atleos’ long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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
As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of June 30, 2025 and December 31, 2024, respectively. Excluding the trade receivables sold, the SPEs collectively owned $106 million and $38 million of trade receivables as of June 30, 2025 and December 31, 2024, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.
Continuous cash activity related to the Trade Receivables Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of June 30, 2025 and December 31, 2024 is not material.
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

Income tax expense was $19 million for the three months ended June 30, 2025 compared to income tax expense of $4 million for the three months ended June 30, 2024. The change in the three months ended June 30, 2025 compared to the prior year period was primarily driven by higher income before tax applied to the estimated annual effective income tax rate. In the three months ended June 30, 2025, the Company also recognized a $5 million expense related to a change in estimated deferred tax provision offset by a $3 million benefit related to the release of uncertain tax position reserves. In the three months ended June 30, 2024, the Company recognized a $9 million benefit related to a change in foreign tax inclusions.

Income tax expense was $29 million for the six months ended June 30, 2025 compared to income tax expense of $8 million for the six months ended June 30, 2024. The change in the six months ended June 30, 2025 compared to the prior year period was primarily driven by higher income before tax applied to the estimated annual effective income tax rate. In the six months ended June 30, 2025, the Company also recognized a $6 million expense related to change in estimated deferred tax provision offset by a $4 million benefit related to the release of uncertain tax position reserves. In the six months ended June 30, 2024, the Company recognized an $11 million benefit related to a change in foreign tax inclusions.

As of June 30, 2025, the Company has gross unrecognized tax benefits of $33 million. The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next twelve months it expects to resolve certain tax matters related to foreign jurisdictions. As a result, as of June 30, 2025, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $1 million to $2 million in the next twelve months.

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
Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Restricted stock units	$8	$9	$17	$19
Tax expense (benefit)	(1)	(1)	(1)	(2)
Stock-based compensation expense (net of tax)	$7	$8	$16	$17

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

The market-based restricted stock units cliff vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return from January 1, 2025 to December 31, 2027, as compared to a designated peer group. The fair value of the awards was determined to be $41.75 per share based on using a Monte-Carlo simulation model and will be recognized over a three-year requisite service period ending February 20, 2028.

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

As of June 30, 2025, the total unrecognized compensation cost related to unvested restricted stock grants is $60 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years.

8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2025	2024	2025	2024	2025	2024
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	16	16	4	5	20	21
Expected return on plan assets	(17)	(19)	(9)	(8)	(26)	(27)
Net periodic benefit cost (income)	$(1)	$(3)	$(4)	$(2)	$(5)	$(5)
Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2025	2024	2025	2024	2025	2024
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	32	33	9	10	41	43
Expected return on plan assets	(34)	(38)	(17)	(17)	(51)	(55)
Net periodic benefit cost (income)	$(2)	$(5)	$(7)	$(6)	$(9)	$(11)

All components of net periodic benefit cost (income) of the postretirement plan for the three and six months ended June 30, 2025 and 2024 were immaterial.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) of the postemployment plans for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2025	2024	2025	2024
Net service cost	$2	$1	$4	$3
Interest cost	1	2	2	2
Actuarial (gain) loss	—	—	1	—
Net periodic benefit cost (income)	$3	$3	$7	$5

The components of net periodic benefit cost (income), other than the net service cost component, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Employer Contributions

Pension For the three and six months ended June 30, 2025, Atleos contributed $2 million and $3 million, respectively, to its international pension plan. For the three and six months ended June 30, 2025, Atleos contributed $4 million and $4 million, respectively, to its U.S pension plan. Atleos anticipates contributing an additional $4 million to its international pension plan and $19 million to its U.S. pension plan for a total of $7 million and $23 million, respectively, in 2025.

Postretirement For the three and six months ended June 30, 2025, Atleos made no contributions to its postretirement plan. Atleos anticipates contributing $1 million to its postretirement plan in 2025.

Postemployment For the three and six months ended June 30, 2025, Atleos contributed $4 million and $7 million, respectively, to its postemployment plan. Atleos anticipates contributing an additional $16 million to its postemployment plan for a total of $23 million in 2025.

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, warranty claims, commercial disputes and regulatory compliance, among others. Other than as stated below, the Company does not currently expect to incur material capital expenditures or other liabilities related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements set forth herein. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements.
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
In connection with the Separation, the Separation and Distribution Agreement provides that Voyix will transfer to the Company, and the Company will assume, certain liabilities, whether accrued or contingent, and whether arising prior to, at or after the Distribution, including, among others, all liabilities to the extent they relate to the Company’s business or the Company’s assets, 50% of certain shared environmental liabilities discussed below, 50% of all liabilities of a divested or

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

discontinued business that was divested or discontinued prior to the Distribution and liabilities relating to, arising out of or resulting from any registration statement or similar disclosure document related to the Separation.
Shared Environmental Matters
As described above, the Company shares liability with Voyix for certain investigatory and remedial activities, and related litigation, at facilities formerly owned or operated by Voyix, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). The Company is responsible for 50% of the costs and liabilities to the extent Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million. As of June 30, 2025, the Company has accrued $13 million related to the Shared Environmental Matters based on the information provided by Voyix and in accordance with ASC 450, Contingencies, that the amount is probable and estimable. Because of our understanding that the events underlying the incurrence of the environmental obligations were never part of the Company’s legacy business operations, we have recorded these costs in Other (expense) income, net in the Condensed Consolidated Statements of Operations.
Kalamazoo River
One of the Shared Environmental Matters is the remediation and related litigations relating to Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River”). The background and legal history of Kalamazoo River is described in the 2024 Form 10-K.
Voyix reports that as of March 31, 2025, Voyix’s total reserve for Kalamazoo River was $141 million, reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. Voyix’s reserve as of June 30, 2025, may be higher or lower than previously reported.
Many of the remediation costs will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time). Voyix reports that it has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, or, where remedies have not yet been determined, the costs of investigations and studies for areas of the sites, and its reserve is informed by those estimates. The extent of Voyix’s and, therefore, the Company’s, potential liability remains subject to many uncertainties, particularly because remedy decisions and cost estimates will not be generated until times in the future and most of the work to be performed will take place through the 2030s. Voyix further reports, as of March 31, 2025, that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that Voyix’s reserve for Kalamazoo River could be more than approximately double its reflected reserve.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

other things, paying lump sum payments based on mortality tables and actuarial calculations upon termination of the Plan. The court certified a class in 2017.

On June 10, 2024, the court entered a final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix reports that it intends to vigorously contest the matter and filed a notice of appeal on July 2, 2024. Voyix further reports that an estimate or range of possible loss was not included in the judgment and cannot be determined at this time. Voyix stipulated with the plaintiffs to a $45 million supersedeas bond, which Voyix contends may not be correlated to any actual loss but allowed Voyix to obtain a stay of execution of the judgment pending appeal. On September 12, 2024, the bond was filed and the stay was issued. The appellate court will hear oral arguments in August 2025. The Company evaluated the judgment and order and, after consulting with Voyix, in accordance with ASC 450, Contingencies, concluded that, as of June 30, 2025, a loss is reasonably possible, but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.
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
The components of basic earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Numerator:
Net income attributable to Atleos common stockholders	$45	$30	$60	$23

Denominator:
Basic weighted average number of shares outstanding	73.5	72.2	73.3	71.9

Basic earnings per share:	$0.61	$0.42	$0.82	$0.32

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Numerator:
Net income attributable to Atleos common stockholders	$45	$30	$60	$23

Denominator
Basic weighted average number of shares outstanding	73.5	72.2	73.3	71.9
Dilutive effect of restricted stock units and stock options	1.4	1.5	1.8	1.6
Weighted average diluted shares	74.9	73.7	75.1	73.5

Diluted earnings per share:	$0.60	$0.41	$0.80	$0.31
For the three and six months ended June 30, 2025, weighted average restricted stock units and stock options of 2.8 million and 2.4 million, respectively, were excluded from the diluted share count because their effect would have been anti-dilutive.
For the three and six months ended June 30, 2024, weighted average restricted stock units and stock options of 2.8 million and 2.9 million, respectively, were excluded from the dilutive share count because their effect would have been anti-dilutive.
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
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange contracts. This is primarily done through the hedging of foreign currency denominated intercompany inventory purchases by Atleos’ marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (loss) (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

of June 30, 2025, the balance in AOCI related to foreign exchange derivative transactions was zero because no such derivatives were designated as highly effective hedges.
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
As of June 30, 2025, the Company has $2.0 billion aggregate notional amount interest rate swap contracts terminating on March 31, 2027 with fixed rates ranging from 4.294% to 4.306%, and £350 million aggregate notional amount interest rate swap contracts terminating on December 31, 2025 with a fixed rate of 5.274%. These contracts have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements, respectively.
As of June 30, 2025, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in AOCI related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap agreements reported in AOCI will be reclassified to Cost of services and Interest expense ratably over terms corresponding to the original agreements. As of June 30, 2025 and December 31, 2024, the balance in AOCI related to Interest Rate Derivatives was an accumulated loss of $17 million and accumulated income of $7 million, respectively.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
		June 30, 2025		December 31, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$—		$5
Interest rate swap contracts	Other assets		—		7
Total assets		$—	$—	$950	$12

Liabilities:
Interest rate swap contracts	Other current liabilities		$(13)		$(7)
Interest rate swap contracts	Other liabilities		(19)		(10)
Total liabilities		$2,481	$(32)	$2,440	$(17)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$90	$—	$196	$1
Foreign exchange contracts	Other current liabilities	$283	$(1)	$117	$—

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of June 30, 2025, the Company expects to reclassify $5 million of net derivative-related losses contained in Accumulated other comprehensive income (loss) into earnings during the next twelve months.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended June 30,			Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2025	2024
Interest rate swap contracts	$(4)	$13	Cost of Services	$(3)	$(22)

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Six months ended June 30,			Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2025	2024
Interest rate swap contracts	$(16)	$38	Cost of Services	$(15)	$(43)
Interest rate swap contracts	$1	—	Interest Expense	$(1)	$—

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended June 30,		Six months ended June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Foreign exchange contracts	Other income (expense), net	$(9)	$(3)	$(12)	$(5)
Refer to Note 12, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
Atleos is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Atleos’ business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2025 and December 31, 2024, Atleos did not have any major concentration of credit risk related to financial instruments.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are set forth as follows:

	June 30, 2025
In millions	Total	Level 1	Level 2	Level 3
Assets:
Debt securities (3)	$8	$—	$8	$—
Total assets	$8	$—	$8	$—

Liabilities:
Foreign exchange contracts (4)	$1	$—	$1	$—
Interest rate swap contracts (5)	32	—	32	—
Total liabilities	$33	$—	$33	$—

	December 31, 2024
In millions	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts (1)	$1	$—	$1	$—
Interest rate swap contracts (2)	12	—	12	—
Debt securities (3)	6	—	6	—
Total assets	$19	$—	$19	$—

Liabilities:
Interest rate swap contracts (5)	$17	$—	$17	$—
Total liabilities	$17	$—	$17	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

and counterparty default. As of June 30, 2025, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.
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
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$10	$(33)	$7	$(16)
Other comprehensive income (loss) before reclassifications	57	—	(11)	46
Amounts reclassified from AOCI	—	1	(13)	(12)
Net current period other comprehensive income (loss)	57	1	(24)	34
Balance as of June 30, 2025	$67	$(32)	$(17)	$18

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$60	$(5)	$34	$89
Other comprehensive income (loss) before reclassifications	(26)	—	29	3
Amounts reclassified from AOCI	—	—	(32)	(32)
Net current period other comprehensive loss	(26)	—	(3)	(29)
Other	5	(5)	—	—
Balance as of June 30, 2024	$39	$(10)	$31	$60
Reclassifications Out of AOCI

	For the three months ended June 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$—	$(3)	$(2)
Total before tax	$1	$—	$(3)	$(2)
Tax expense				—
Total reclassifications, net of tax				$(2)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended June 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(22)	$(22)
Total before tax	$—	$—	$(22)	$(22)
Tax expense				5
Total reclassifications, net of tax				$(17)

	For the six months ended June 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$—	$(15)	$(14)
Interest Expense	—	—	(1)	(1)
Total before tax	$1	$—	$(16)	$(15)
Tax expense				3
Total reclassifications, net of tax				$(12)

	For the six months ended June 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(43)	$(43)
Total before tax	$—	$—	$(43)	$(43)
Tax expense				11
Total reclassifications, net of tax				$(32)
14. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Inventories are summarized as follows:

In millions	June 30, 2025	December 31, 2024
Inventories
Work in process and raw materials	$75	$55
Finished goods	123	65
Service parts	202	187
Total inventories	$400	$307

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management identified misstatements in certain previously issued financial statements that management concluded were not material to these prior periods; however, management is revising those prior period financial statements to correct the misstatements. Management has included in this footnote the impact of the misstatements to the previously issued comparative financial information included in this filing.

The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2024 presented within this Form 10-Q reflects the impact of Separation-related revisions identified in the fourth quarter of 2024 as disclosed and revised in our 2024 Form 10-K as well as the correction of the misstatements identified in the second quarter of 2025. The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2024 herein has been revised to reflect the impact of only the misstatements identified in the second quarter of 2025, as the Separation-related misstatements were already reflected in the Company’s Form 10-Q for the three months ended March 31, 2025. The revision corrects the balance of Retained earnings, which was overstated by $15 million as of December 31, 2023, $14 million as of March 31, 2024 and $16 million as of June 30, 2024, as well as the balance of Accumulated other comprehensive income, which was understated by $3 million as of December 31, 2023, overstated by $1 million as of March 31, 2024 and understated by $1 million as of June 30, 2024, as compared to amounts previously reported.

The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 presented within this Form 10-Q corrects the balance of Retained earnings, which was overstated by $16 million as of December 31, 2024 and $18 million as of March 31, 2025, as well as the balance of Accumulated other comprehensive loss, which was overstated by $3 million as of December 31, 2024 and $1 million as of March 31, 2025, as compared to amounts previously reported.

As it relates to the Statement of Changes in Stockholders’ Equity for the year ended December 31, 2024, the revision identified in the second quarter of 2025 corrects the balance of Retained earnings, which was overstated by $15 million as of December 31, 2023 and $16 million as of December 31, 2024, as well as the balance of Accumulated other comprehensive income, which was understated by $3 million as of December 31, 2023, and the balance of Accumulated other comprehensive loss, which was overstated by $3 million as of December 31, 2024, as compared to amounts previously reported.

The changes to Retained earnings described above result from the revision to Net income in each period as well as a $3 million correction to the “Net transfers from Voyix” line in the three months ended June 30, 2024. The changes to Accumulated other comprehensive income described above, reflected in the “Other comprehensive income (loss)” line, result from the impact of the revisions on currency translation adjustments.
The following tables set forth the Company’s results of operations and comprehensive income for the three and six months ended June 30, 2024, and the twelve months ended December 31, 2024, which have been retrospectively adjusted to reflect the impact of the immaterial revisions.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidated Statements of Operations

In millions, except per share amounts	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$247	$—	$247	$487	$—	$487
Service revenue	834	(1)	833	1,644	(2)	1,642
Total revenue	1,081	(1)	1,080	2,131	(2)	2,129
Cost of products	210	—	210	422	—	422
Cost of services	618	1	619	1,235	—	1,235
Selling, general and administrative expenses	132	—	132	264	—	264
Research and development expenses	14	(3)	11	31	(3)	28
Total operating expenses	974	(2)	972	1,952	(3)	1,949
Income from operations	107	1	108	179	1	180
Interest expense	(79)	—	(79)	(158)	—	(158)
Other income (expense), net	4	—	4	7	1	8
Income before income taxes	32	1	33	28	2	30
Income tax expense	4	—	4	8	—	8
Net income	28	1	29	20	2	22
Net income loss attributable to noncontrolling interests	(1)	—	(1)	(1)	—	(1)
Net income attributable to Atleos	$29	$1	$30	$21	$2	$23

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.40	$0.02	$0.42	$0.29	$0.03	$0.32
Diluted	$0.39	$0.02	$0.41	$0.29	$0.02	$0.31
Weighted average common shares outstanding
Basic	72.2	72.2	72.2	71.9	71.9	71.9
Diluted	73.7	73.7	73.7	73.5	73.5	73.5

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Consolidated Statements of Operations

For the year ended December 31, 2024 (in millions, except per share amounts)	As Reported	Adjustments	As Revised
Product revenue	$995	$—	$995
Service revenue	3,322	(2)	3,320
Total revenue	4,317	(2)	4,315
Cost of products	839	1	840
Cost of services	2,445	—	2,445
Selling, general and administrative expenses	518	(1)	517
Research and development expenses	66	(3)	63
Total operating expenses	3,868	(3)	3,865
Income from operations	449	1	450
Loss on extinguishment of debt	(20)	—	(20)
Interest expense	(309)	—	(309)
Other (expense) income, net	19	1	20
Income before income taxes	139	2	141
Income tax expense	47	—	47
Net income	92	2	94
Net income attributable to noncontrolling interests	1	—	1
Net income attributable to Atleos	$91	$2	$93

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$1.26	$0.03	$1.29
Diluted	$1.23	$0.02	$1.25
Weighted average common shares outstanding
Basic	72.2	72.2	72.2
Diluted	74.2	74.2	74.2

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidated Statements of Comprehensive Income

In millions	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$28	$1	$29	$20	$2	$22
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(39)	2	(37)	(25)	(2)	(27)
Derivatives
Unrealized gain (loss) on derivatives	13	—	13	38	—	38
(Gain) loss on derivatives arising during the period	(22)	—	(22)	(43)	—	(43)
Less income tax	2	—	2	2	—	2
Other comprehensive income (loss)	(46)	2	(44)	(28)	(2)	(30)
Total comprehensive income (loss)	(18)	3	(15)	(8)	—	(8)
Less comprehensive loss attributable to noncontrolling interests:
Net loss	(1)	—	(1)	(1)	—	(1)
Currency translation adjustments	(2)	—	(2)	(1)	—	(1)
Amounts attributable to noncontrolling interests	(3)	—	(3)	(2)	—	(2)
Comprehensive income (loss) attributable to Atleos common stockholders	$(15)	$3	$(12)	$(6)	$—	$(6)

Consolidated Statements of Comprehensive Income

For the year ended December 31, 2024 (in millions)	As Reported	Adjustments	As Revised
Net income	$92	$2	$94
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(55)	—	(55)
Derivatives
Unrealized gain on derivatives	49	—	49
Loss (gain) on derivatives arising during the period	(82)	—	(82)
Less income tax	6	—	6
Employee benefit plans
Net (loss) gain arising during the period	(27)	—	(27)
Less income tax	4	—	4
Other comprehensive income (loss)	(105)	—	(105)
Total comprehensive income (loss)	(13)	2	(11)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income	1	—	1
Amounts attributable to noncontrolling interests	1	—	1
Comprehensive income (loss) attributable to Atleos common stockholders	$(14)	$2	$(12)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table reflects the impact of the revision to the specific line items presented in the Company’s previously reported Consolidated Balance Sheet as of December 31, 2024.

Consolidated Balance Sheet

	December 31, 2024
In millions	As Reported	Adjustments	As Revised
Current assets
Accounts receivable, net	$588	$3	$591
Other current assets	242	(11)	231
Total current assets	1,766	(8)	1,758
Total assets	5,552	(8)	5,544
Current liabilities
Payroll and benefits liabilities	147	(2)	145
Contract liabilities	315	1	316
Settlement liabilities	156	15	171
Other current liabilities	441	(9)	432
Total current liabilities	1,702	5	1,707
Total liabilities	5,288	5	5,293
Atleos stockholders’ equity
Retained earnings	231	(16)	215
Accumulated other comprehensive income (loss)	(19)	3	(16)
Total Atleos stockholders’ equity	260	(13)	247
Total stockholders’ equity	264	(13)	251
Total liabilities and stockholders’ equity	$5,552	$(8)	$5,544

In order to correctly state equity to reflect the impact of the revision, management has revised the Consolidated Statement of Changes in Stockholders’ Equity, as reflected below.

Consolidated Statement of Changes in Stockholders’ Equity

	Atleos Stockholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2023	71	$1	$12	$132	$89	$3	$237
Comprehensive income (loss):
Net income	—	—	—	93	—	1	94
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Total comprehensive income (loss)	—	—	—	93	(105)	1	(11)
Net transfer from Voyix	—	—	—	(10)	—	—	(10)
Stock compensation plans	2	—	35	—	—	—	35
December 31, 2024	73	$1	$47	$215	$(16)	$4	$251

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. SUBSEQUENT EVENTS
One Big Beautiful Bill Act. On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The most significant impact to the Company of the OBBBA at this time is allowing accelerated tax deductions for previously capitalized research expenditures, the permanent reinstatement of bonus depreciation on qualified property, and the modifications to the calculation for excess business interest expense limitation. The legislation was signed into law after the close of our second quarter and the impacts are not included in our operating results for the three and six months ended June 30, 2025. The Company is still evaluating the impact of the OBBBA, and the results of such evaluations will be reflected in the Company's consolidated financial statements beginning in the period in which the OBBBA was signed into law.

Share Repurchase Program. On July 25, 2025, the Company’s Board of Directors approved the Share Repurchase Program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200 million. The repurchase program is for 24 months but does not obligate the Company to acquire any specific number of shares. The Company may repurchase shares of its common stock from time to time using a variety of methods, including through open market purchases, privately negotiated transactions, and other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, and will depend on a variety of factors, including legal requirements, price, and economic and market conditions.

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
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Consolidated Statements of Operations by comparing the results for the three and six months ended June 30, 2025 to the results for the three and six months ended June 30, 2024.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2025.
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
Revision. In connection with the preparation of the Company’s second quarter 2025 financial statements, management identified misstatements in the previously issued financial statements of the Company. Although not materially impacting any previously reported periods, the misstatements resulted in immaterial errors in our historical financial statements and the revision of interim and annual periods in 2023 and 2024 and the first quarter of 2025. The figures in this MD&A have been similarly revised, where applicable, to reflect the impact of such corrections. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, and Note 15, “Revisions of Previously Issued Financial Statements”, in Item 1 of this Quarterly Report for additional information.
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
Beginning in February 2025, the United States introduced trade policy actions that have increased or proposed to increase import tariffs across a wide range of countries at various rates. Multiple countries countered with reciprocal tariffs and other actions in response. The U.S. government is negotiating with different countries regarding the tariffs. Atleos currently imports finished goods and service parts to the United States from numerous countries that are impacted by the tariff rate changes. The Company continues to actively monitor tariff developments, analyze their potential impact and review actions that can be taken to moderate and/or minimize their effects; however, the trade policies and responses and their related impacts are rapidly evolving, and it is likely that additional developments will occur in the coming months. The Company believes that the impact of these trade policy actions on the Company’s performance was not material in the second quarter of 2025.
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
Recurring revenue as a percentage of total revenue

	Three months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Recurring revenue(1)	$773	$792	70.0%	73.3%	(2)%
All other products and services	331	288	30.0%	26.7%	15%
Total Revenue	$1,104	$1,080	100.0%	100.0%	2%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Six months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Recurring revenue (1)	$1,515	$1,554	72.7%	73.0%	(3)%
All other products and services	568	575	27.3%	27.0%	(1)%
Total Revenue	$2,083	$2,129	100.0%	100.0%	(2)%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income (loss) attributable to Atleos and Adjusted EBITDA(1) as a percentage of total revenue

	Three months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income attributable to Atleos	$45	$30	4.1%	2.8%	50%
Adjusted EBITDA(1)	$205	$197	18.6%	18.2%	4%
(1) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Six months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income attributable to Atleos	$60	$23	2.9%	1.1%	161%
Adjusted EBITDA(2)	$377	$357	18.1%	16.8%	6%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

Other performance metrics

	Three months ended June 30,
In millions, unless otherwise noted	2025	2024
Self-Service Banking
Annualized recurring revenue(1)	$1,685	$1,664
Recurring revenue(1) as a % of SSB revenue	57%	63%
Revenue from ATMaaS arrangements	$62	$47
Network
LTM ARPU(1) (in thousands)	$16.2	$15.8
Network Managed Units(1) (in thousands)	77.0	80.8
(1) Refer to our definitions of Annualized recurring revenue, recurring revenue, LTM ARPU and Network Managed Units in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
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
Adjusted EBITDA margin is calculated based on Adjusted EBITDA as a percentage of total revenue. Adjusted EBITDA margin by segment is calculated based on segment Adjusted EBITDA divided by the related segment component of revenue. Management uses this non-GAAP measure to compare performance consistently over various periods.
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
Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended June 30,				Six months ended June 30,
In millions	2025	% of Revenue	2024	% of Revenue	2025	% of Revenue	2024	% of Revenue
Net income attributable to Atleos (GAAP)	$45	4.1%	$30	2.8%	$60	2.9%	$23	1.1%
Interest expense	69	6.3%	79	7.2%	136	6.6%	158	7.4%
Interest income	(1)	(0.1)%	(2)	(0.2)%	(2)	(0.1)%	(4)	(0.2)%
Income tax expense	19	1.7%	4	0.4%	29	1.4%	8	0.4%
Depreciation and amortization expense	45	4.1%	43	4.0%	86	4.1%	87	4.1%
Acquisition-related amortization of intangibles	24	2.2%	23	2.1%	47	2.3%	48	2.3%
Stock-based compensation expense	8	0.7%	9	0.8%	17	0.8%	19	0.9%
Separation costs	6	0.5%	6	0.6%	8	0.4%	15	0.7%
Acquisition-related costs	1	0.1%	(4)	(0.4)%	1	—%	(4)	(0.2)%
Transformation and restructuring	(11)	(1.0)%	6	0.6%	(10)	(0.5)%	7	0.3%
Voyix environmental indemnification expense	1	0.1%	—	—%	5	0.2%	—	—%
Other (income) expense items(1)	(1)	(0.1)%	3	0.3%	—	—%	—	—%
Adjusted EBITDA (non-GAAP)	$205	18.6%	$197	18.2%	$377	18.1%	$357	16.8%
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross Margin Rate (GAAP)	22.9%	23.2%	23.3%	22.2%
Plus:
Acquisition-related amortization of intangibles	1.8%	1.8%	1.9%	1.9%
Stock-based compensation expense	0.2%	0.1%	0.1%	0.1%
Transformation and restructuring	—%	0.3%	0.1%	0.1%
Adjusted Gross Margin Rate (Non-GAAP)	24.9%	25.4%	25.4%	24.3%

Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
SG&A as a percentage of revenue (GAAP)	10.5%	12.2%	11.4%	12.4%
Plus:
Acquisition-related amortization of intangibles	(0.4)%	(0.4)%	(0.4)%	(0.3)%
Stock-based compensation expense	(0.4)%	(0.6)%	(0.6)%	(0.8)%
Separation costs	(0.5)%	(0.6)%	(0.4)%	(0.7)%
Acquisition-related costs	(0.1)%	(0.1)%	—%	—%
Transformation and restructuring	—%	(0.1)%	—%	(0.1)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	9.1%	10.4%	10.0%	10.5%
Consolidated Results
The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$266	$247	24.1%	22.9%	8%
Service revenue	838	833	75.9%	77.1%	1%
Total revenue	1,104	1,080	100.0%	100.0%	2%
Product gross margin	49	37	18.4%	15.0%	32%
Service gross margin	204	214	24.3%	25.7%	(5)%
Total gross margin	253	251	22.9%	23.2%	1%
Selling, general and administrative expenses	116	132	10.5%	12.2%	(12)%
Research and development expenses	17	11	1.5%	1.0%	55%
Income from operations	120	108	10.9%	10.0%	11%
Interest expense	(69)	(79)	(6.3)%	(7.3)%	(13)%
Other income (expense), net	12	4	1.1%	0.4%	200%
Income before income taxes	63	33	5.7%	3.1%	91%
Income tax expense	19	4	1.7%	0.4%	375%
Net income	$44	$29	4.0%	2.7%	52%

	Six months ended June 30,		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$455	$487	21.8%	22.9%	(7)%
Service revenue	1,628	1,642	78.2%	77.1%	(1)%
Total revenue	2,083	2,129	100.0%	100.0%	(2)%
Product gross margin	78	65	17.1%	13.3%	20%
Service gross margin	408	407	25.1%	24.8%	—%
Total gross margin	486	472	23.3%	22.2%	3%
Selling, general and administrative expenses	238	264	11.4%	12.4%	(10)%
Research and development expenses	34	28	1.6%	1.3%	21%
Income from operations	214	180	10.3%	8.5%	19%
Interest expense	(136)	(158)	(6.5)%	(7.4)%	(14)%
Other (expense) income, net	9	8	0.4%	0.4%	13%
Income before income taxes	87	30	4.2%	1.4%	190%
Income tax expense	29	8	1.4%	0.4%	263%
Net income	$58	$22	2.8%	1.0%	164%
(1)The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.
Revenue
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three months ended June 30,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Self-Service Banking	$733	$672	66.4%	62.2%	9%
Network	320	326	29.0%	30.2%	(2)%
T&T	41	51	3.7%	4.7%	(20)%
Total segment revenue	1,094	1,049	99.1%	97.1%	4%
Other(2)	10	31	0.9%	2.9%	(68)%
Consolidated revenue	$1,104	$1,080	100.0%	100.0%	2%
Total revenue increased 2% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $45 million, or 4%, increase in the core business segment revenues. Self-Service Banking contributed 6% of growth, offset by a decline of 1% in the Network and T&T segments, respectively. The growth in the core business segment revenues was driven by an increase to hardware, software and services, including ATM as a Service, and was partially offset by a 2% expected reduction in other non-core revenues as the Voyix commercial agreements and commerce-related contracts continue to wind down as well as certain core transaction revenue.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six months ended June 30,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Self-Service Banking	$1,357	$1,300	65.1%	61.1%	4%
Network	618	635	29.7%	29.8%	(3)%
T&T	84	102	4.0%	4.8%	(18)%
Total segment revenue	2,059	2,037	98.8%	95.7%	1%
Other(2)	24	92	1.2%	4.3%	(74)%
Consolidated revenue	$2,083	$2,129	100.0%	100.0%	(2)%

(1)The percentage of revenue is calculated for each line item divided by total consolidated revenue.
(2)Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to Atleos, that do not represent a reportable segment. Other also includes revenues from commercial agreements with Voyix.

Total revenue decreased 2% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by the expected reduction in other non-core business revenues of 3% as the Voyix commercial agreements and commerce-related contracts continue to wind down. This was offset by an increase of 1% to the core business segment revenues driven by 3% growth in Self-Service Banking revenue with contributions from hardware, software, and services, including ATM as a Service, and a 1% decrease in the Network and T&T segments, respectively.
Gross Margin

	Three months ended June 30,		Percentage of Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Total gross margin	$253	$251	22.9%	23.2%	1%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Gross margin as a percentage of revenue for the three months ended June 30, 2025 decreased to 22.9% compared to 23.2% for the three months ended June 30, 2024, primarily due to additional vault cash cost driven by the expiration of amortizing gains on our terminated vault cash-related derivatives, other incremental network-related expenses, and increased supply chain costs resulting from U.S. tariff policies, partially offset by cost mitigation actions and productivity improvements. Adjusted gross margin as a percentage of revenue (non-GAAP) decreased from 25.4% to 24.9%, due to the same factors that impacted GAAP gross margin as a percentage of revenue discussed above.

	Six months ended June 30,		Percentage of Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Total gross margin	$486	$472	23.3%	22.2%	3%
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Gross margin as a percentage of revenue for the six months ended June 30, 2025 increased to 23.3% compared to 22.2% for the six months ended June 30, 2024, primarily due to the impact of productivity improvements, cost mitigation actions, and an increase in the favorable mix of higher margin software and services revenue, partially offset by higher rental costs on our vault cash arrangements and incremental supply chain costs resulting from U.S. tariff policies. Adjusted gross margin as a percentage of revenue (non-GAAP) increased from 24.3% to 25.4% due to the same factors that impacted GAAP gross margin as a percentage of revenue discussed above.

Selling, General and Administrative Expenses

	Three months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Selling, general and administrative expenses	$116	$132	10.5%	12.2%	(12)%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Selling, general, and administrative expenses decreased $16 million and 170 basis points to 10.5% of revenue in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The Company recognized a gain on the sale-leaseback of certain owned ATMs associated with ATM as a Service and Network contracts and benefited from a continued focus on cost optimization efforts, led by a decrease in facility costs, allowing investment in technology infrastructure and other strategic initiatives. The Company also recognized lower separation-related costs, transformation and restructuring costs and stock-based compensation expense in the current year period, partially offset by the impact of lower Voyix-related revenues relative to the nominal cost base associated with those revenue streams. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) decreased from 10.4% to 9.1% primarily due to the sale-leaseback transaction, cost optimization, and the continued decrease of Voyix related revenue costs.

	Six months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Selling, general and administrative expenses	$238	$264	11.4%	12.4%	(10)%
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Selling, general, and administrative expenses decreased $26 million and 100 basis points to 11.4% of revenue in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The Company recognized a gain on the sale-leaseback of certain owned ATMs associated with ATM as a Service and Network contracts and benefited from a continued focus on cost optimization efforts, led by a decrease in facility costs, allowing investment in technology infrastructure and other strategic initiatives. The Company also recognized lower separation-related costs, transformation and restructuring costs and stock-based compensation expense in the current year period, partially offset by the impact of lower Voyix-related revenues relative to the nominal cost base associated with those revenue streams. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) decreased from 10.5% to 10.0% primarily due to the sale-leaseback transaction, cost optimization, and the continued decrease of Voyix related revenue costs.
Research and Development Expenses

	Three months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$17	$11	1.5%	1.0%	55%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Research and development expenses were $17 million in the three months ended June 30, 2025, compared to $11 million the three months ended June 30, 2024. As a percentage of revenue, research and development expenses increased to 1.5% from 1.0% in the three months ended June 30, 2025 and 2024, respectively, due to an increase in people costs.

	Six months ended June 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$34	$28	1.6%	1.3%	21%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Research and development expenses were $34 million in the six months ended June 30, 2025, compared to $28 million in the six months ended June 30, 2024. As a percentage of revenue, research and development costs increased to 1.6% from 1.3% in the six months ended June 30, 2025 and 2024, respectively, due to an increase in people costs.
Interest Expense

	Three months ended June 30,		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$69	$79	(13)%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Interest expense decreased $10 million in the three months ended June 30, 2025 as compared to 2024, primarily due to a decrease in variable interest rates following the debt restructuring activities in the fourth quarter of 2024 and the reduction in the outstanding balance of the Term Loan Facilities. Refer to Note 4, “Debt Obligations”, for further details regarding our outstanding debt.

	Six months ended June 30,		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$136	$158	(14)%
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Interest expense decreased $22 million in the six months ended June 30, 2025 as compared to 2024, primarily due to a decrease in variable interest rates following the debt restructuring activities in the fourth quarter of 2024 and the reduction in the outstanding balance of the Term Loan Facilities. Refer to Note 4, “Debt Obligations”, for further details regarding our outstanding debt.
Other Income (Expense), net
Other income increased by $8 million in the three months ended June 30, 2025 compared to the prior year period primarily driven by the gain on divestiture of a non-core business.
Other income increased by $1 million in the six months ended June 30, 2025 compared to the prior year period primarily driven by the gain on divestiture of a non-core business, partially offset by an increase in the Voyix environmental indemnification expense and a decrease in gains related to employee benefits plans.

	Three months ended June 30,		Six months ended June 30,
In millions	2025	2024	2025	2024
Other (expense) income, net
Interest Income	$1	$2	$2	$4
Foreign currency fluctuations and foreign exchange contracts	(3)	(2)	(7)	(4)
Employee benefit plans	3	6	6	11
Bank-related fees	(4)	(6)	(7)	(8)
Voyix environmental indemnification expense	(1)	—	(5)	—
Other, net	16	4	20	5
Total other (expense) income, net	$12	$4	$9	$8

Income Taxes

	Three months ended June 30,		Six months ended June 30,
In millions	2025	2024	2025	2024
Income tax expense	$19	$4	$29	$8
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Income tax expense was $19 million for the three months ended June 30, 2025 compared to income tax expense of $4 million for the three months ended June 30, 2024. The change in the three months ended June 30, 2025 compared to the prior year period was primarily driven by higher income before tax applied to the estimated annual effective income tax rate. In the three months ended June 30, 2025, the Company also recognized a $5 million expense related to a change in estimated deferred tax provision offset by a $3 million benefit related to the release of uncertain tax position reserves. In the three months ended June 30, 2024, the Company recognized a $9 million benefit related to a change to foreign tax inclusions.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Income tax expense was $29 million for the six months ended June 30, 2025 compared to income tax expense of $8 million for the six months ended June 30, 2024. The change in the six months ended June 30, 2025 compared to the prior year period was primarily driven by higher income before tax applied to the estimated annual effective income tax rate. In the six months ended June 30, 2025, the Company also recognized a $6 million expense related to a change in estimated deferred tax provision offset by a $4 million benefit related to the release of uncertain tax position reserves. In the six months ended June 30, 2024, the Company recognized an $11 million benefit related to foreign tax inclusions.

The OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The most significant impact to the Company of the OBBBA at this time is allowing accelerated tax deductions for previously capitalized research expenditures, the permanent reinstatement of bonus depreciation on qualified property, and the modifications to the calculation for excess business interest expense limitation. The legislation was signed into law after the close of our second quarter and the impacts are not included in our operating results for the three and six months ended June 30, 2025. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's consolidated financial statements beginning in the period in which the OBBBA was signed into law.
The Company is subject to numerous federal, state and foreign tax audits. While certain reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2024 or future periods.
Segment Financial Results
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
Services revenues include hardware maintenance revenue, transaction services revenue and ATM as a Service revenue. Software revenues include cloud revenue, software license and maintenance revenues as well as professional services revenues. Transactional revenue includes payments processing revenue, interchange and network revenue and Bitcoin-related revenue. Hardware revenue primarily includes revenue from the sales of ATM hardware.

Self-Service Banking Revenue and Adjusted EBITDA
The following tables show our Self-Service Banking segment revenue by product and segment Adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to Self-Service Banking segment revenue and the change in those amounts year-over-year.

	Three months ended June 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$372	$364	50.8%	54.2%	2%
Software	137	122	18.7%	18.1%	12%
Hardware	224	186	30.5%	27.7%	20%
Total Self-Service Banking revenue	$733	$672	100.0%	100.0%	9%
Total Adjusted EBITDA	$189	$157	25.8%	23.4%	20%

	Six months ended June 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$720	$715	53.1%	55.0%	1%
Software	264	229	19.4%	17.6%	15%
Hardware	373	356	27.5%	27.4%	5%
Total Self-Service Banking revenue	$1,357	$1,300	100.0%	100.0%	4%
Total Adjusted EBITDA	$342	$291	25.2%	22.4%	18%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Self-Service Banking revenue increased 9% for the three months ended June 30, 2025 compared to the prior year period. For the three months ended June 30, 2025, hardware revenue increased 20% based on the demand related to the industry refresh, newer models and from the expected shift of orders from the first quarter to the second quarter. Software and services-related revenues continue to grow with banks continuing to outsource more services to us driving growth in our ATM as a Service product line.
Self-Service Banking Adjusted EBITDA increased 20% for the three months ended June 30, 2025 compared to the prior year period due to profitable growth including favorable ATM as a Service revenue margins, the sale-leaseback of owned ATMs used in ATM as a Service arrangements and continuous productivity improvements.
Self-Service Banking revenue increased 4% for the six months ended June 30, 2025 compared to the prior year period. For the six months ended June 30, 2025, software and services-related revenues continue to grow with banks continuing to outsource more services to us driving growth in our ATM as a Service product line. Additionally, hardware revenue increased based on the demand related to the industry refresh and newer models.
Self-Service Banking Adjusted EBITDA increased 18% for the six months ended June 30, 2025 compared to the prior year period due to profitable growth including favorable ATM as a Service revenue margins and the sale-leaseback of owned ATMs used in ATM as a Service arrangements and continuous productivity improvements.

Network
The following tables show our Network segment revenue by product and segment Adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to Network segment revenue and the change in those amounts year-over-year.

	Three months ended June 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Software	$8	$7	2.5%	2.1%	14%
Transactional	312	319	97.5%	97.9%	(2)%
Total Network revenue	$320	$326	100.0%	100.0%	(2)%
Total Adjusted EBITDA	$86	$101	26.9%	31.0%	(15)%

	Six months ended June 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Software	$14	$14	2.3%	2.2%	—%
Transactional	604	621	97.7%	97.8%	(3)%
Total Network revenue	$618	$635	100.0%	100.0%	(3)%
Total Adjusted EBITDA	$172	$187	27.8%	29.4%	(8)%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Network revenue decreased 2% for the three months ended June 30, 2025 compared to the prior year period. The decrease in revenue was primarily due to a decline in withdrawal volume due to macroeconomic pressures in the U.S. and pressure in the U.K. market, partially offset by improvements in other international markets.
Network Adjusted EBITDA decreased 15% for the three months ended June 30, 2025 compared to the prior year period due to additional vault cash cost driven by the expiration of amortizing gains on our terminated vault cash-related derivatives, as well as an increase in processing costs, partially offset by the sale-leaseback of owned ATMs used in certain transaction arrangements and continuous productivity improvements.
Network revenue decreased 3% for the six months ended June 30, 2025 compared to the prior year period due to a decrease in Bitcoin-related revenue driven by transaction volume declines and a decrease in withdrawal volume due to macroeconomic pressures in the U.S. and pressure in the U.K. market, partially offset by improvements in other international markets.
Network Adjusted EBITDA decreased 8% for the six months ended June 30, 2025 compared to the prior year period due to additional vault cash cost driven by the expiration of amortizing gains on our terminated vault cash-related derivatives, as well as an increase in processing costs, partially offset by the sale-leaseback of owned ATMs used in certain transaction arrangements and continuous productivity improvements.

Telecommunications & Technology (T&T)
The following tables show our T&T segment revenue by product and segment Adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to T&T segment revenue and the change in those amounts year-over-year.

	Three months ended June 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$38	$45	92.7%	88.2%	(16)%
Software	1	1	2.4%	2.0%	—%
Hardware	2	5	4.9%	9.8%	(60)%
Total T&T revenue	$41	$51	100.0%	100.0%	(20)%
Total Adjusted EBITDA	$9	$8	22.0%	15.7%	13%

	Six months ended June 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$80	$93	95.2%	91.2%	(14)%
Software	1	2	1.2%	2.0%	(50)%
Hardware	3	7	3.6%	6.8%	(57)%
Total T&T revenue	$84	$102	100.0%	100.0%	(18)%
Total Adjusted EBITDA	$17	$18	20.2%	17.6%	(6)%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
T&T revenue decreased 20% for the three months ended June 30, 2025 compared to the prior year period due to decreases in hardware maintenance and installation revenue, and hardware revenue driven by a decline in customer projects.
T&T Adjusted EBITDA increased 13% for the three months ended June 30, 2025 compared to the prior year period due to cost optimization initiatives partially offset by the decrease in revenue described above.
T&T revenue decreased 18% for the six months ended June 30, 2025 compared to the prior year period due to decreases in hardware maintenance and installation revenue, and hardware revenue driven by a decline in customer projects.
T&T Adjusted EBITDA decreased 6% for the six months ended June 30, 2025 compared to the prior year period due to the decrease in revenue described above.
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
Atleos’ management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance and liquidity of Atleos. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus/minus net reductions or reinvestment in the trade receivables facility due to fluctuations in the outstanding balance of receivables sold, plus proceeds from sale-leaseback transactions of owned ATMs used in ATM as a Service and certain Network arrangements, plus pension contributions and settlements, and plus legal and environmental indemnification payments made to Voyix. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it indicates the amount of cash available after these adjustments for, among other things, investments in Atleos’ existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’ definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
Summarized cash flow information for the six months ended June 30, is as follows:

	Six months ended June 30,
In millions	2025	2024
Net cash provided by operating activities	$100	$157
Net cash used in investing activities	$(37)	$(71)
Net cash used in financing activities	$(66)	$(30)
The Company’s operating activities generated net cash of $100 million and $157 million for the six months ended June 30, 2025 and 2024, respectively. The $57 million decrease was driven primarily by the timing of cash payments to and from customers, vendors, employees, and tax and regulatory authorities. Specifically, the U.S. Internal Revenue Service provided disaster relief to all State of Georgia taxpayers due to the impact of Hurricane Helene. Therefore, we did not make an estimated payment for U.S. federal income tax purposes in the fourth quarter of 2024. That tax payment was due in the second quarter of 2025 and negatively impacted cash flows from operating activities in the second quarter of 2025 by $14 million. These decreases were partially offset by improvements in the timing of cash receipts on advance billings and the timing of cash settlement payments to our merchant partners, which is impacted by the date the period closes.
Cash used in investing activities decreased by $34 million in the six months ended June 30, 2025 primarily due to the increase in proceeds from the sale of property, plant and equipment of $24 million and divestiture of $11 million, offset by an increase in cash outflow of additions to capitalized software of $11 million and capital expenditures of $3 million. The proceeds from the sale of property, plant, and equipment in the current period relate to the sale-leaseback of certain owned ATM units used in ATM as a Service and Network arrangements, which is expected to be a recurring means of cash inflow in the future.
Cash used in financing activities increased by $36 million in the six months ended June 30, 2025 primarily due to the increased payment of term loan credit facilities of $23 million, lower net borrowings under the revolving credit facility of $6 million, and acquisition holdback payments of $16 million, partially offset by an increase in proceeds from employee stock plans of $6 million.
Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,580 million, of which $1,354 million was outstanding as of June 30, 2025. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $600 million, of which $240 million was outstanding as of June 30, 2025. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of June 30, 2025, there were $26 million letters of credit outstanding.
As of June 30, 2025, we had outstanding $1,350 million in aggregate principal balance of 9.500% senior secured notes due in 2029.
See Note 4, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on our debt transactions.
Employee Benefit Plans In 2025, we expect to make contributions of $7 million to our international pension plans, $23 million to our U.S. pension plan, $23 million to our postemployment plan, and $1 million to our postretirement plans. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at June 30, 2025 and December 31, 2024 were $252 million and $329 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Share Repurchase Program On July 25, 2025, the Company’s Board of Directors approved the Share Repurchase Program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200 million. The repurchase program is for 24 months but does not obligate the Company to acquire any specific number of shares. The Company may repurchase shares of its common stock from time to time using a variety of methods, including through open market purchases, privately negotiated transactions, and other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Although the Board has authorized the Share Repurchase Program, the Share Repurchase Program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, and will depend on a variety of factors, including legal requirements, price, and economic and market conditions and may be limited, suspended or discontinued at any time without prior notice.
Summary As of June 30, 2025, our cash and cash equivalents totaled $357 million and our total debt was $2,948 million. Our borrowing capacity under our senior secured credit facility was $334 million at June 30, 2025.
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
Management believes that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond June 30, 2026) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to meet investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
Reconciliation of Adjusted Free Cash Flow-Unrestricted
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Atleos’ non-GAAP measure of Adjusted free cash flow-unrestricted.

	Six months ended June 30,
In millions	2025	2024
Net cash provided by operating activities (GAAP)	$100	$157
Capital expenditures	(50)	(47)
Additions to capitalized software	(26)	(15)
Change in restricted cash settlement activity	(69)	(11)
Pension contributions	7	1
Environmental indemnification payments to Voyix	6	—
Proceeds from ATM sale-leaseback transactions	24	—
Adjusted free cash flow-unrestricted (non-GAAP)	$(8)	$85
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
Recently Issued Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

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
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness or fund our share repurchase program; interest rate risks; the terms governing our trade receivables facility; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and the write down of the value of certain significant assets;
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
•Separation: the perceived reliability of Atleos’ financial statements if Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act; the failure of NCR Voyix Corporation (“Voyix”) to perform under various transaction agreements; Atleos’ obligation to indemnify Voyix pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk Voyix may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that Atleos may receive worse commercial terms from third-parties for services it previously received from Voyix; and that after the spin-off, certain of Atleos’ executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Voyix; and
•Our Common Stock: Atleos’ stock price may fluctuate significantly; substantial sales in the public market may cause the price of Atleos’ common stock to decline; dilution of ownership percentages; certain provisions in Atleos’ governing documents may prevent or delay an acquisition; changes in, or the elimination of, our share repurchase program could affect our stock price and increase its volatility; the exclusive forum provision in Atleos’ bylaws could limit a stockholder’s ability to bring a claim against Atleos; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

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
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $16 million as of June 30, 2025. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $17 million as of June 30, 2025. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 46% of our borrowings were on a fixed rate basis as of June 30, 2025. The increase in pre-tax interest expense for the three and six months ended June 30, 2025 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million and $8 million, respectively, including the impact from interest rate swap agreements on our variable rate debt for the period they were outstanding. The Company terminated the interest swap agreements associated with its Term Loan Facilities on February 18, 2025.

As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended June 30, 2025 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash. Refer to Note 11, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2025.
We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 11, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2025.
Concentrations of Credit Risk
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2025, we did not have any significant concentration of credit risk related to financial instruments.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of June 30, 2025, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Atleos’ internal control over financial reporting.

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
Item 5.    OTHER INFORMATION
For the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024; (ii) our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024; (iii) our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024; (iv) our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024; (v) our condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
& Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	August 7, 2025	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer