Form 10-K/A
period 2024-12-31
NCR Atleos Corp
filed 2025-11-05
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of NCR Atleos Corporation’s most recently completed second fiscal quarter, was approximately $1.94 billion.
As of February 21, 2025, there were 73,041,674 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders filed pursuant to Regulation 14A on April 4, 2025 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Atleos Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “Atleos,” the “Company,” “we,” “us,” and “our” refer to NCR Atleos Corporation and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of NCR Atleos Corporation (the “Company” or “Atleos”) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original Report”) to amend and restate Part II, Item 9A of the Original Report to update management’s evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting to provide that, as of December 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective due to the identification of a material weakness in internal control over financial reporting. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Item 9A. “Controls and Procedures” of this Form 10-K/A. In addition, the Company’s independent registered public accounting firm has restated their report on the Company’s internal control over financial reporting to reflect the material weakness on the Company’s internal control over financial reporting at December 31, 2024.

In connection with such amendment, management is also revising the Company’s previously issued consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 to correct for misstatements which the Company has determined to be immaterial, both individually and in the aggregate, to any previously issued interim or annual consolidated financial statements. The Company is also providing information about the impact of the revision for each of the interim periods within 2024 and 2023. See Note 1, “Basis of Presentation and Significant Accounting Policies”, Note 18, “Revision of Previously Issued Consolidated Financial Statements”, and Note 19, “Revised Information for Prior Period Quarterly Financial Statements (Unaudited)”, of the Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Form 10-K/A for additional information and reconciliation of the previously reported amounts to the revised amounts. The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 will be included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025.

For the convenience of the reader, this Form 10-K/A presents the Original Report, with modifications as necessary to reflect the amendments and revisions described herein. The following items have been amended:
•Part I, Item 1. Business - solely to update research and development expenses for 2023 and 2024
•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplemental Data
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15(a)(2) - Exhibits and Financial Statement Schedule - Financial Statement Schedule II

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Report is being amended and restated to include as exhibits the certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as otherwise expressly noted herein, this Form 10-K/A does not amend, modify or update any other information set forth in the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, except as necessary to reflect the revision described herein, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed, including, among other things, the forward-looking statements made in the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.
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

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $62 million in 2024, $80 million in 2023, and $64 million in 2022. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under “Research and Development Costs,” and is incorporated herein by reference. We also continue to evaluate emerging technologies, such as machine learning and generative artificial intelligence, for incorporation into our business to augment our products and services.

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

Atleos’ website, www.ncratleos.com, contains a significant amount of information about Atleos, including financial and other information for investors. Atleos encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time. The contents of Atleos’ website are not incorporated by reference into this Form 10-K/A and shall not be deemed “filed” under the Exchange Act.

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

Risks Associated with the Spin-Off
•We have identified a material weakness in our internal control over financial reporting. If Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, the reliability of Atleos’ financial statements may be questioned and Atleos’ stock price may suffer.
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

RISKS RELATED TO THE SPIN-OFF

We have identified a material weakness in our internal control over financial reporting. If Atleos is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, the reliability of Atleos’ financial statements may be questioned and Atleos’ stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, Atleos is required, as of December 31, 2024, to document and test its internal control procedures, its management is required to assess and issue a report concerning its internal control over financial reporting and its independent auditors are required to issue an opinion on Atleos’ internal control over financial reporting. As discussed in Part II, Item 9A. of this report, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2024 due to a material weakness in internal controls over contract cancellations and customer credits affecting the amount of revenue derived from subscription software arrangements and the related unbilled accounts receivable and contract liabilities reconciliations. We may not be successful in promptly remediating the material weakness identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses in the future. The rules governing the standards that must be met for management to assess Atleos’ internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, Atleos’ management may identify additional material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Atleos’ management has at times concluded, and may conclude in the future, that Atleos’ internal control over financial reporting is not effective, and its auditors may identify material weaknesses in Atleos’ internal controls. As a result, investor confidence in Atleos’ financial results may weaken, and Atleos’ stock price may suffer. Further, the identification of material weaknesses or other control deficiencies may result in a failure to report our financial position and results of operations on a timely and accurate basis or meet our other reporting and financial obligations.

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

Revision. During the third quarter of 2025, management identified misstatements in the previously issued financial statements of the Company. The Company evaluated the impact of the misstatements and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. The Company has reflected these corrections in the consolidated financial statements for the periods ending December 31, 2024, 2023 and 2022 included in this Form 10-K/A. The figures in this MD&A have been similarly revised, where applicable, to reflect the impact of such corrections. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, and Note 18, “Revision of Previously Issued Consolidated Financial Statements”, in Item 8 of this Form 10-K/A for additional information.

Based on our preliminary analysis, we expect there will be certain incentive compensation that is required to be clawed back from five current and former executives in accordance with our compensation clawback policy as a result of the revision of financial statements.

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

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Recurring revenue (1)	$3,124	$2,977	$2,786	72.6%	71.1%	67.6%	5%	7%
All other products and services	1,181	1,209	1,336	27.4%	28.9%	32.4%	(2)%	(10)%
Total Revenue	$4,305	$4,186	$4,122	100.0%	100.0%	100.0%	3%	2%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Net income (loss) attributable to Atleos and Adjusted EBITDA(2) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Net income (loss) attributable to Atleos	$80	$(150)	$99	1.9%	(3.6)%	2.4%	153%	(252)%
Adjusted EBITDA (2)	$774	$714	$674	18.0%	17.1%	16.4%	8%	6%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Other performance metrics

In millions, unless otherwise noted	2024	2023	2022
Self-Service Banking
Annualized recurring revenue(1)	$1,684	$1,525	$1,407
ATM as a Service units(1) (in thousands)	28.4	20.4	14.3
Revenue from ATM as a Service arrangements	$194	$153	$79
Network
LTM ARPU(1) (in thousands)	$16.1	$15.1	$14.1
Network Managed Units(1) (in thousands)	77.8	83.0	84.1
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

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

In millions	2024	2023	2022
Net income (loss) attributable to Atleos (GAAP)	$80	$(150)	$99
Interest expense, net(1)	309	90	31
Interest income	(7)	(5)	—
Income tax expense	44	237	48
Depreciation and amortization expense	176	151	159
Acquisition-related amortization of intangibles	95	98	100
Stock-based compensation expense	38	68	66
Separation costs	22	170	—
Acquisition-related costs	(5)	—	8
Transformation and restructuring costs	22	28	63
Loss on debt extinguishment	24	—	—
Pension mark-to-market adjustments	(38)	27	78
Voyix environmental indemnification expense	14	—	—
Russia operations	—	—	22
Adjusted EBITDA (Non-GAAP)	$774	$714	$674
(1) Includes Related party interest expense, net, as presented in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Reconciliation of Gross Margin Rate (Gross Margin as a Percentage of Revenue) (GAAP) to Adjusted Gross Margin Rate (Adjusted Gross Margin as a Percentage of Revenue) (Non-GAAP)

	2024	2023	2022
Gross Margin Rate (GAAP)	23.7%	22.2%	22.0%
Plus: Special Items
Acquisition-related amortization of intangibles	1.8%	1.5%	1.5%
Stock-based compensation expense	0.1%	0.5%	0.7%
Separation costs	—%	1.2%	—%
Transformation and restructuring	0.2%	—%	0.4%
Russia operations	—%	—%	0.2%
Adjusted Gross Margin Rate (Non-GAAP)	25.8%	25.4%	24.8%

Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	2024	2023	2022
SG&A as a percentage of revenue (GAAP)	12.1%	14.0%	14.2%
Plus: Special Items
Acquisition-related amortization of intangibles	(0.4)%	(0.8)%	(1.0)%
Stock-based compensation expense	(0.7)%	(1.0)%	(0.8)%
Separation costs	(0.5)%	(2.3)%	—%
Acquisition-related costs	—%	—%	(0.2)%
Transformation and restructuring	(0.2)%	(0.2)%	(0.9)%
Russia operations	—%	—%	(0.1)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	10.3%	9.7%	11.2%

Reconciliation of Research and Development Expenses (“R&D”) as a Percentage of Revenue (GAAP) to Adjusted R&D as a Percentage of Revenue (Non-GAAP)

	2024	2023	2022
R&D as a percentage of revenue (GAAP)	1.4%	1.9%	1.6%
Plus: Special Items
Stock-based compensation expense	—%	(0.1)%	(0.1)%
Separation costs	—%	(0.1)%	—%
Transformation and restructuring	(0.1)%	—%	(0.2)%
Adjusted R&D as a percentage of revenue (Non-GAAP)	1.3%	1.7%	1.3%

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Product revenue	$993	$1,030	$1,095	23.1%	24.6%	26.6%	(4)%	(6)%
Service revenue	3,312	3,156	3,027	76.9%	75.4%	73.4%	5%	4%
Total revenue	4,305	4,186	4,122	100.0%	100.0%	100.0%	3%	2%
Product gross margin	153	185	123	15.4%	18.0%	11.2%	(17)%	50%
Service gross margin	867	743	785	26.2%	23.5%	25.9%	17%	(5)%
Total gross margin	1,020	928	908	23.7%	22.2%	22.0%	10%	2%
Selling, general and administrative expenses	521	585	586	12.1%	14.0%	14.2%	(11)%	—%
Research and development expenses	62	80	64	1.4%	1.9%	1.6%	(23)%	25%
Income from operations	437	263	258	10.2%	6.3%	6.3%	66%	2%
Loss on extinguishment of debt	(24)	—	—	(0.6)%	—%	—%	n/m	n/m
Interest expense	(309)	(77)	—	(7.2)%	(1.8)%	—%	301%	n/m
Related party interest expense, net	—	(13)	(31)	—%	(0.3)%	(0.8)%	(100)%	(58)%
Other (expense) income, net	21	(84)	(81)	0.5%	(2.0)%	(2.0)%	(125)%	4%
Income before income taxes	125	89	146	2.9%	2.1%	3.5%	40%	(39)%
Income tax expense	44	237	48	1.0%	5.7%	1.2%	(81)%	394%
Net income (loss)	$81	$(148)	$98	1.9%	(3.5)%	2.4%	155%	(251)%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Product revenue	$993	$1,030	$1,095	23.1%	24.6%	26.6%	(4)%	(6)%
Service revenue	3,312	3,156	3,027	76.9%	75.4%	73.4%	5%	4%
Total revenue	$4,305	$4,186	$4,122	100.0%	100.0%	100.0%	3%	2%

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

Product revenue decreased 4% for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to declines in non-core commerce related revenues of approximately $30 million related to the wind down of that business, ATM and other hardware revenue of approximately $21 million and Bitcoin-related revenues of approximately $26 million, partially offset by an increase of approximately $33 million of product revenues earned under the commercial agreements with Voyix and a $4 million increase in software license revenue. The decline in ATM hardware revenue is partially due to the shift in the business from one-time hardware sales to recurring ATMaaS subscriptions as well as a $5 million reduction due to the delayed legal entities described above. The decline in Bitcoin-related revenue is due to a decrease in transaction volumes.

Service revenue increased 5% for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven primarily by 6% total growth in our core self-service banking and network offerings. Services revenue benefited from increases of approximately $39 million of transaction processing services revenue, $27 million in hardware maintenance and installation revenue, $41 million in ATMaaS revenue as well as $50 million in other software-related revenues. The increase in transaction processing services revenue was driven by an increase in withdrawal transaction volumes and the favorable mix of payments transactions year-over-year, while the growth in ATMaaS revenue and other software-related revenues was due to the continued growth in our ATMaaS offering, whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. The increase in hardware maintenance and installation revenue was primarily due to an increase in the core business of approximately $16 million and a $12 million increase in revenue earned under the commercial agreements with Voyix. Included in the activity described above, the delayed transfer of legal entities resulted in a reduction of hardware maintenance and installation revenue and other software-related services revenue of approximately $11 million and $6 million, respectively.

Gross Margin

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Product gross margin	$153	$185	$123	15.4%	18.0%	11.2%	(17)%	50%
Service gross margin	867	743	785	26.2%	23.5%	25.9%	17%	(5)%
Total gross margin	$1,020	$928	$908	23.7%	22.2%	22.0%	10%	2%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

Gross margin as a percentage of revenue was 23.7% in 2024 compared to 22.2% in 2023, primarily due to the impact of higher margin recurring revenue streams as well as higher separation-related costs and stock-based compensation expense in the prior year period. These improvements are partially offset by the impact of lower margins recognized on products and services provided under the commercial agreements with Voyix as well as an increase in amortization of acquisition-related intangible assets and transformation and restructuring costs in the current year. Our services gross margin was also impacted by increased interest rates driving $11 million of higher rental costs on our vault cash agreements. Gross margin for the year ended December 31, 2024 included $80 million of amortization of acquisition-related intangible assets, $7 million of transformation and restructuring costs, and $5 million of stock-based compensation expense. Gross margin for the year ended December 31, 2023 included $51 million of reserves on net assets transferred and incremental retention costs paid out as part of the Spin-off from Voyix, $65 million related to amortization of acquisition-related intangible assets, $20 million of stock-based compensation expense, and $1 million related to transformation and restructuring costs. Adjusted gross margin as a percentage of revenue (non-GAAP) increased from 25.4% in 2023 to 25.8% in 2024 due to the improved mix of higher margin recurring revenue streams, partially offset by the impact of lower margins recognized under the commercial agreements with Voyix and vault cash rental costs described above.

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Selling, general and administrative expenses	$521	$585	$586	12.1%	14.0%	14.2%	(11)%	—%

Selling, general, and administrative expenses were $521 million in 2024, compared to $585 million in 2023. As a percentage of revenue, selling, general and administrative expenses decreased to 12.1% in 2024 compared to 14.0% in 2023, primarily driven by higher separation-related costs, amortization of acquisition-related intangible assets and stock-based compensation expense in the prior year period. In 2024, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $31 million of stock-based compensation expense, $15 million of acquisition-related amortization of intangibles and 21 million of separation-related costs. In 2023, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $43 million of stock-based compensation expense, $33 million of acquisition-related amortization of intangibles, and $97 million in IT separation, consulting, audit, legal, and incremental retention costs related to the Company’s Spin-off from Voyix. The beneficial impact of these cost changes compared to prior year was partially offset by lower costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in 2024, which include cost dis-synergies and higher employee benefit-related costs. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) increased from 9.7% in 2023 to 10.3% in 2024, due to differences in cost allocations, separation cost dis-synergies and employee-benefit related costs described above.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Research and development expenses	$62	$80	$64	1.4%	1.9%	1.6%	(23)%	25%

Research and development expenses were $62 million in 2024, compared to $80 million in 2023. As a percentage of revenue, research and development costs decreased to 1.4% in 2024 compared to 1.9% in 2023 due to separation-related costs incurred in the prior year period and higher costs allocated to Atleos under carve-out accounting methodologies in the prior year period, compared to operations as a stand-alone company in 2024. In 2024, research and development expenses included $2 million of stock-based compensation expense and $3 million of transformation and restructuring costs. In 2023, research and development expenses included $5 million of stock-based compensation expense and $3 million of costs related to the Company’s separation from Voyix. Adjusted research and development expenses as a percentage of revenue (non-GAAP) decreased from 1.7% in 2023 to 1.3% in 2024 due to the differences in cost allocations discussed above.

Loss on Extinguishment of Debt

				Increase (Decrease)
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Loss on extinguishment of debt	$24	$—	$—	n/m	n/m

On October 17, 2024, Atleos entered into an Amended Credit Agreement and completed financing transactions that included the refinancing of the Term Loan B Facility. During the fourth quarter of 2024, the Company voluntarily prepaid $105 million of the outstanding principal amount of the New Term B Loans, without penalty. In connection with the transactions, Atleos recorded a loss on extinguishment of debt of $24 million in 2024, including the write-off of discount and deferred financing fees of $17 million and a cash redemption premium of $7 million. Refer to Note 5, “Debt Obligations”, for further details on the financing transactions.

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

Other (Expense) Income, net

Other (expense) income, net was income of $21 million in 2024 and expense of $84 million in 2023, with the components reflected in the following table:

In millions	2024	2023	2022
Interest income	$7	$5	$—
Foreign currency fluctuations and foreign exchange contracts	(19)	(43)	(9)
Bank-related fees	(15)	(14)	—
Employee benefit plans	60	(22)	(63)
Voyix environmental indemnification expense	(14)	—	—
Other, net	2	(10)	(9)
Other (expense) income, net	$21	$(84)	$(81)

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

Income Taxes

				Increase (Decrease)
In millions	2024	2023	2022	2024 v 2023	2023 v 2022
Income tax expense	$44	$237	$48	(81)%	394%

Our effective tax rate was 35% in 2024 and 266% in 2023. In 2024, our tax rate benefited from $17 million Foreign Derived Intangible Income deduction and $17 million provision to return adjustments, of which $11 million is classified as U.S. tax impact on foreign income. Additionally, our tax rate was impacted by increasing the valuation allowance on U.S. interest expense disallowance carryforward by $32 million. In 2023, the Company completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $120 million discrete tax expenses.

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

				Percentage of Revenue (1)			Increase (Decrease)
In millions	2024	2023	2022	2024	2023	2022	2024 v 2023	2023 v 2022
Revenue
Self-Service Banking	$2,685	$2,577	$2,574	62.4%	61.6%	62.5%	4%	—%
Network	1,284	1,266	1,197	29.8%	30.2%	29.0%	1%	6%
T&T	194	196	219	4.5%	4.7%	5.3%	(1)%	(11)%
Total Segment Revenue	$4,163	$4,039	$3,990	96.7%	96.5%	96.8%	3%	1%
Other (2)	142	147	123	3.3%	3.5%	3.0%	(3)%	20%
Other adjustment (3)	—	—	9	—%	—%	0.2%	—%	(100)%
Consolidated Revenue	$4,305	$4,186	$4,122	100.0%	100.0%	100.0%	3%	2%

Adjusted EBITDA by segment
Self-Service Banking	$629	$626	$541	23.4%	24.3%	21.0%	—%	16%
Network	$402	$377	$349	31.3%	29.8%	29.2%	7%	8%
T&T	$35	$33	$47	18.0%	16.8%	21.5%	6%	(30)%
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

Segment Revenue

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Self-Service Banking revenue increased 4% for the year ended December 31, 2024 compared to the prior year period. For the year ended December 31, 2024, ATMaaS revenue increased $41 million, software-related revenue increased approximately $70 million, hardware maintenance and installation revenue increased $21 million, and ATM hardware revenue decreased $25 million compared to the prior year period. Revenue results for the period were primarily due to the shift from non-recurring revenues to recurring ATMaaS arrangements whereby we own the ATMs and charge per ATM for the service, as well as the shift to recurring software subscriptions. Included in the results described above, the delayed transfer of legal entities drove a reduction of approximately $22 million for the year ended December 31, 2024 compared to the prior year period. Software and services revenue as a percent of total Self-Service Banking segment revenue were 72% and 70% in the twelve months ended December 31, 2024 and 2023, respectively.

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

Segment Adjusted EBITDA

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Self-Service Banking Adjusted EBITDA was flat for the year ended December 31, 2024 compared to the prior year period. The contribution of favorable ATMaaS revenue margins as well as an increase in other higher margin recurring revenue streams and cost optimization initiatives were offset by dis-synergies causing higher employee benefit-related costs, the impact of one-time hardware sales shifting to ATMaaS arrangements that are amortized over the contract period, and the delayed transfer of legal entities described above.

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

Cash provided by operating activities was $344 million in 2024 compared to cash provided by operating activities of $355 million in 2023. The decrease in cash provided by operating activities of $11 million in 2024 was primarily driven by the unfavorable movement in net working capital accounts of $171 million and a decrease in non-cash charges of $69 million partially offset by an increase in net income of $229 million. The unfavorable movement in net working capital accounts in 2024 compared to 2023 is primarily driven by $235 million of additional cash interest payments on long term borrowings entered into in connection with the Spin-off.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $265 million and $263 million as of December 31, 2024 and 2023, respectively, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over contract cancellations and customer credits affecting the amount of revenue derived from subscription software arrangements and the related unbilled accounts receivable and contract liabilities reconciliations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over contract cancellations and customer credits affecting the amount of revenue derived from subscription software arrangements and the related unbilled accounts receivable and contract liabilities reconciliations. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, services revenue includes professional consulting and managed services, payment processing services, installation services and maintenance support services, while product revenue includes hardware and software products. The Company’s total revenue was $4,305 million for the year ended December 31, 2024. Management records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for products and services. Management evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to recognition of the Company’s product and service revenues. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 3, 2025, except for the effects of the revision discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 5, 2025

We have served as the Company’s auditor since 2023.

NCR Atleos Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2024	2023	2022
Product revenue	$993	$1,030	$1,095
Service revenue	3,312	3,156	3,027
Total revenue	4,305	4,186	4,122
Cost of products	840	845	972
Cost of services	2,445	2,413	2,242
Selling, general and administrative expenses	521	585	586
Research and development expenses	62	80	64
Total operating expenses	3,868	3,923	3,864
Income from operations	437	263	258
Loss on extinguishment of debt	(24)	—	—
Interest expense	(309)	(77)	—
Related party interest expense, net	—	(13)	(31)
Other (expense) income, net	21	(84)	(81)
Income before income taxes	125	89	146
Income tax expense	44	237	48
Net income (loss)	81	(148)	98
Net income (loss) attributable to noncontrolling interests	1	2	(1)
Net income (loss) attributable to Atleos	$80	$(150)	$99
Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$1.11	$(2.12)	$1.40
Diluted	$1.08	$(2.12)	$1.40
Weighted average common shares outstanding
Basic	72.2	70.6	70.6
Diluted	74.2	70.6	70.6
`
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2024	2023	2022
Net income (loss)	$81	$(148)	$98
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(56)	200	(52)
Derivatives
Unrealized gain on derivatives	49	7	117
Loss (gain) on derivatives arising during the period	(82)	(78)	(9)
Less income tax	6	17	(24)
Employee benefit plans
Net (loss) gain arising during the period	(27)	(7)	—
Less income tax	4	—	—
Other comprehensive income (loss)	(106)	139	32
Total comprehensive income (loss)	(25)	(9)	130
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	1	2	(1)
Currency translation adjustments	—	2	(3)
Amounts attributable to noncontrolling interests	1	4	(4)
Comprehensive income (loss) attributable to Atleos common stockholders	$(26)	$(13)	$134
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$419	$339
Accounts receivable, net of allowances of $15 and $14 as of December 31, 2024 and 2023, respectively	581	707
Inventories	307	333
Restricted cash	210	238
Other current assets	232	244
Total current assets	1,749	1,861
Property, plant and equipment, net	474	468
Goodwill	1,950	1,952
Intangibles, net	550	635
Operating lease right of use assets	144	144
Prepaid pension cost	227	219
Deferred income tax assets	285	254
Other assets	156	169
Total assets	$5,535	$5,702
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$81	$76
Accounts payable	564	505
Payroll and benefits liabilities	145	149
Contract liabilities	328	332
Settlement liabilities	171	234
Other current liabilities	433	477
Total current liabilities	1,722	1,773
Long-term borrowings	2,859	2,938
Pension and indemnity plan liabilities	343	389
Postretirement and postemployment benefits liabilities	81	60
Income tax accruals	37	36
Operating lease liabilities	110	109
Deferred income tax liabilities	40	34
Other liabilities	120	141
Total liabilities	5,312	5,480
Commitments and Contingencies (Note 10)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 72.7 and 70.9 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Paid-in capital	47	12
Retained earnings	188	117
Accumulated other comprehensive income (loss)	(17)	89
Total Atleos stockholders’ equity	219	219
Noncontrolling interests in subsidiaries	4	3
Total stockholders’ equity	223	222
Total liabilities and stockholders’ equity	$5,535	$5,702
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2024	2023	2022
Operating activities
Net income (loss)	$81	$(148)	$98
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	139	126	127
Amortization expense	148	128	132
Stock-based compensation expense	38	68	66
Deferred income taxes	(19)	74	(28)
Loss on disposal of property, plant and equipment and other assets	2	3	—
Bargain purchase gain from acquisition	(5)	—	—
Loss from equity investments	3	—	—
Loss on debt extinguishment	24	—	—
Changes in assets and liabilities:
Receivables	106	(50)	(74)
Related party receivables and payables	—	(22)	(26)
Inventories	(77)	53	(10)
Settlement assets	14	(7)	(10)
Current payables and accrued expenses	100	140	(78)
Contract liabilities	—	2	48
Employee benefit plans	(69)	(170)	62
Other assets and liabilities	(141)	158	(33)
Net cash provided by operating activities	$344	$355	$274
Investing activities
Expenditures for property, plant and equipment	$(87)	$(108)	$(58)
Additions to capitalized software	(39)	(24)	(39)
Business acquisitions, net of cash acquired	—	(1)	(78)
Purchases of investments	(1)	(10)	—
Proceeds from sale of investments	5	—	—
Purchase of intellectual property	(13)	—	—
Proceeds from divestiture	1	—	—
Amounts advanced for related party notes receivable	—	(217)	(274)
Repayments received from related party notes receivable	—	44	32
Other investing activities, net	(1)	—	—
Net cash used in investing activities	$(135)	$(316)	$(417)
Financing activities
Proceeds from related party borrowings	$—	$412	$68
Payments on related party borrowings	—	(314)	(604)
Proceeds from issuance of senior secured notes	—	1,333	—
Proceeds from borrowings on term credit facilities	300	1,561	—
Payments on term credit facilities	(473)	—	—
Borrowings on revolving credit facilities	1,104	330	—
Payments on revolving credit facilities	(1,034)	(175)	—
Payments on other financing arrangements	(3)	(1)	—
Debt issuance costs	(2)	(51)	—
Call premium paid on debt extinguishments	(7)	—	—
Principal payments for finance lease obligations	(4)	(1)	(2)
Tax withholding payments on behalf of employees	(14)	(7)	—
Proceeds from employee stock plans	4	—	—
Payments on acquisition holdback	(5)	—	—
Net transfers from (to) NCR Corporation	—	(60)	721
Consideration paid to NCR Corporation in connection with the Separation	—	(2,996)	—
Net cash provided by (used in) financing activities	$(134)	$31	$183
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	17	(11)
Increase (decrease) in cash, cash equivalents and restricted cash	55	87	29
Cash, cash equivalents and restricted cash at beginning of period	586	499	470
Cash, cash equivalents and restricted cash at end of period	$641	$586	$499

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Atleos Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Atleos Stockholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Net Investment from NCR Corporation			Total
December 31, 2021	—	$—	$—	$—	$2,428	$(98)	$3	$2,333
Comprehensive income (loss):
Net income (loss)	—	—	—	—	99	—	(1)	98
Other comprehensive income (loss)	—	—	—	—	—	35	(3)	32
Total comprehensive income (loss)	—	—	—	—	99	35	(4)	130
Net transfers from NCR Corporation	—	—	—	—	787	—	—	787
December 31, 2022	—	$—	$—	$—	$3,314	$(63)	$(1)	$3,250
Comprehensive income (loss):
Net income (loss)	—	—	—	(148)	(2)	—	2	(148)
Other comprehensive income (loss)	—	—	—	—	—	137	2	139
Total comprehensive income (loss)	—	—	—	(148)	(2)	137	4	(9)
Net transfers from NCR Corporation	—	—	—	—	(50)	—	—	(50)
Accumulated other comprehensive income transferred from NCR Corporation	—	—	—	—	—	15	—	15
Consideration paid to NCR Corporation in connection with the Separation	—	—	—	—	(2,996)	—	—	(2,996)
Issuance of Common Stock in connection with Separation and reclassification of Net investment from NCR Corporation	71	1	—	265	(266)	—	—	—
Stock compensation plans	—	—	12	—	—	—	—	12
December 31, 2023	71	$1	$12	$117	$—	$89	$3	$222
Comprehensive income (loss):
Net income (loss)	—	—	—	80	—	—	1	81
Other comprehensive income (loss)	—	—	—	—	—	(106)	—	(106)
Total comprehensive income (loss)	—	—	—	80	—	(106)	1	(25)
Net transfers from Voyix	—	—	—	(9)	—	—	—	(9)
Stock compensation plans	2	—	35		—	—	—	35
December 31, 2024	73	$1	$47	$188	$—	$(17)	$4	$223

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

Revision of Previously Issued Financial Statements During the third quarter of 2025, management identified misstatements in its previously issued financial statements related to subscription software-related revenue. The Company determined that the misstatements were not material to any previously issued interim or annual financial statements. However, the Company is revising the financial statements for all periods presented because the Company concluded that correcting the cumulative misstatement in the current period would be material to its results of operations for the period ended September 30, 2025, and is expected to be material for the year-ending December 31, 2025.

Other unrelated immaterial misstatements were also identified in 2025 impacting prior periods, including those previously disclosed and revised in the second quarter of 2025, relating primarily to the incorrect treatment of certain network-related revenue and costs and remeasurement of indirect taxes denominated in foreign currencies. The Company determined that the misstatements were not material, individually or in the aggregate, to any previously issued interim or annual financial statements. However, the Company is including the correction of these misstatements in the revision of the financial statements for all periods impacted. See Note 18, “Revision of Previously Issued Consolidated Financial Statements”, for additional information and quantification of the revision impacts. The Company is also providing certain financial information for the quarterly periods within 2024 and 2023 in Note 19, “Revised Information for Prior Period Quarterly Financial Statements (Unaudited)”. The statement of cash flows has been updated to reflect the changes to net income and the balance sheet, with no impact to net cash provided by operating activities, as the adjustments did not impact the total operating, investing, or financing cash flows for any period presented. Current and prior period amounts in the applicable Notes to Consolidated Financial Statements have been adjusted, where applicable, to reflect the impact of such corrections.

The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 will be included in the Company’s future Quarterly Report on Form 10-Q for the three months ended September 30, 2025.

As previously disclosed in the Original Report, in connection with the preparation of the Company’s interim and annual 2024 financial statements, management identified misstatements pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the December 31, 2023 balance sheet and statement of changes in stockholders’ equity. In order to correctly state December 31, 2023 equity to reflect the impact of the Separation, management revised the December 31, 2023 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity in the

Original Report to reflect the impact of the misstatements. The cumulative Separation-related adjustments had no impact on operating results or cash flows. The Company evaluated the impact of the adjustments and concluded they were not material to any previously issued annual consolidated financial statements. The accompanying footnotes have also been adjusted to reflect such correction.

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
The components of accounts receivable are summarized as follows:

In millions	December 31, 2024	December 31, 2023
Accounts receivable
Trade	$515	$628
Other	81	93
Accounts receivable, gross	596	721
Less: allowance for credit losses	(15)	(14)
Total accounts receivable, net	$581	$707
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

The following table presents the net contract liability balances as of December 31, 2024 and 2023:

In millions	Location in the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$328	$332
Non-current portion of contract liabilities	Other liabilities	$29	$29

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

Settlement processing assets consist of settlement assets due from customers and receivables from merchants corresponding to the discount fee related to reimbursement of the interchange expense, our receivables from the processing bank or Electronic Funds Transfer (“EFT”) network for transactions that have occurred and have been funded to merchants or financial institutions in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants or financial institutions, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank or merchant for transactions for which we have received funding from the members or networks but have not funded merchants or financial institutions as well as certain exception items. Settlement processing assets other than restricted cash are recorded within Other current assets and settlement processing liabilities are recorded within Settlement liabilities in the Consolidated Balance Sheets. Cash related to settlement processing is recorded within Restricted cash in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, settlement processing assets were $235 million and $271 million, respectively, including restricted cash of $210 million and $231 million, respectively, and settlement processing liabilities were $171 million and $234 million, respectively.

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

	For the year ended December 31, 2024
In millions	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,685	$1,284	$194	$4,163
Other (1)				142
Consolidated Revenue				$4,305
Less:
Adjusted cost of products (2)	654	56	11	721
Adjusted cost of services (2)	1,261	827	128	2,216
Adjusted SG&A and R&D expenses (2)	196	105	21	322
Other segment items (3)	(55)	(106)	(1)	(162)
Total Segment Adjusted EBITDA	$629	$402	$35	$1,066
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) attributable to Atleos
Segment Adjusted EBITDA				$1,066
Less unallocated amounts
Corporate income and expenses not allocated to segments				300
Other income and expenses not allocated to segments				(8)
Interest expense				309
Interest income				(7)
Income tax expense				44
Depreciation and amortization expense				176
Acquisition-related amortization of intangibles				95
Stock-based compensation expense				38
Separation costs				22
Acquisition-related costs				(5)
Transformation and restructuring				22
Pension mark-to-market adjustments				(38)
Voyix environmental indemnification expense (4)				14
Loss on debt extinguishment				24
Net income attributable to Atleos				$80
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

	For the year ended December 31, 2023
In millions	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,577	$1,266	$196	$4,039
Other (1)				147
Consolidated Revenue				$4,186
Less:
Adjusted cost of products (2)	657	77	9	743
Adjusted cost of services (2)	1,181	821	133	2,135
Adjusted SG&A and R&D expenses (2)	161	102	23	286
Other segment items (3)	(48)	(111)	(2)	(161)
Total Segment Adjusted EBITDA	$626	$377	$33	$1,036
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) attributable to Atleos

Segment Adjusted EBITDA				$1,036
Less unallocated amounts
Corporate income and expenses not allocated to segments				356
Other income and expenses not allocated to segments				(34)
Interest expense, net (4)				90
Interest income				(5)
Income tax expense				237
Depreciation and amortization expense				151
Acquisition-related amortization of intangibles				98
Stock-based compensation expense				68
Separation costs				170
Transformation and restructuring				28
Pension mark-to-market adjustments				27
Net income (loss) attributable to Atleos				$(150)
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
(4) Includes Related party interest expense, net, as presented in the Consolidated Statements of Operations.

	For the year ended December 31, 2022
In millions	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,574	$1,197	$219	$3,990
Other (1)				123
Other adjustment (2)				9
Consolidated Revenue				$4,122
Less:
Adjusted cost of products (3)	779	73	17	869
Adjusted cost of services (3)	1,147	785	135	2,067
Adjusted SG&A and R&D expenses (3)	152	99	23	274
Other segment items (4)	(45)	(109)	(3)	(157)
Total Segment Adjusted EBITDA	$541	$349	$47	$937
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) attributable to Atleos
Segment Adjusted EBITDA				$937
Less unallocated amounts
Corporate income and expenses not allocated to segments				279
Other income and expenses not allocated to segments				(16)
Related party interest expense, net				31
Income tax expense				48
Depreciation and amortization expense				159
Acquisition-related amortization of intangibles				100
Stock-based compensation expense				66
Acquisition-related costs				8
Transformation and restructuring				63
Russia operations				22
Pension mark-to-market adjustments				78
Net income attributable to Atleos				$99
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

The following table presents recurring revenue and all other products and services that is recognized at a point in time for Atleos for the years ended December 31:

In millions	2024	2023	2022
Recurring revenue	$3,124	$2,977	$2,786
All other products and services	1,181	1,209	1,336
Total revenue	$4,305	$4,186	$4,122

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

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for Atleos for the years ended December 31:

In millions	2024	%	2023	%	2022	%
Revenue by Geographic Area
United States	$1,926	45%	$1,892	45%	$1,855	45%
Americas (excluding United States)	517	12%	534	13%	511	12%
Europe, Middle East and Africa	1,337	31%	1,249	30%	1,232	30%
Asia Pacific	525	12%	511	12%	524	13%
Total revenue	$4,305	100%	$4,186	100%	$4,122	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2024	2023
Property, plant and equipment, net
United States	$201	$212
Americas (excluding United States)	22	24
Europe, Middle East and Africa	148	144
Asia Pacific	103	88
Total property, plant and equipment, net	$474	$468

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

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	December 31, 2024		December 31, 2023
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$78	7.35%	$73	8.93%
Other (1)	3	7.19%	3	7.23%
Total short-term borrowings	$81		$76
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities (1)	$1,335	7.62%	$1,512	9.44%
Revolving credit facility (1)	225	7.50%	155	8.71%
Senior Notes:
9.500% Senior Notes due 2029	1,350		1,350
Discount and deferred financing fees	(54)		(85)
Other (1)	3	7.17%	6	7.18%
Total long-term debt	$2,859		$2,938
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

The Revolving Credit Loans and the New Term B Loans are not subject to amortization and will mature on October 16, 2028 and April 16, 2029, respectively. During the fourth quarter of 2024, the Company voluntarily prepaid $105 million of the outstanding principal amount of the New Term B Loans, without penalty. In connection with the prepayment, the Company recognized a debt extinguishment loss of $4 million related to the write-off of deferred financing costs.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $166 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $166 million and $166 million as of December 31, 2024 and 2023, respectively. Excluding the trade receivables sold, the SPEs collectively owned $33 million and $87 million of trade receivables as of December 31, 2024 and 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

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

For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2024	2023	2022
Income (loss) before income taxes
United States	$14	$(22)	$(94)
Foreign	111	111	240
Total income (loss) before income taxes	$125	$89	$146

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2024	2023	2022
Income tax expense (benefit)
Current
Federal	$22	$80	$6
State	6	15	2
Foreign	35	68	67
Deferred
Federal	(12)	(111)	(13)
State	5	(23)	1
Foreign	(12)	208	(15)
Total income tax expense	$44	$237	$48

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2024	2023	2022
Income tax (benefit) expense at the U.S. federal tax rate of 21%	$26	$18	$30
Foreign income tax differential	8	23	(1)
U.S. tax impact on foreign income	(10)	17	1
State and local income taxes (net of federal effect)	7	(8)	3
Tax effects of intercompany restructurings prior to the Spin-Off	—	120	—
Other U.S. permanent book/tax differences	—	—	—
Nondeductible transaction costs	—	1	—
Disallowed executive compensation	2	6	7
Excess benefit/deficit from share-based payments	5	5	(1)
Foreign Derived Intangible Income deduction	(17)	—	—
Research and development tax credits	—	(2)	(1)
Valuation allowances	27	44	—
Change in liability for unrecognized tax benefits	2	4	(1)
Change in tax estimates for prior periods	(6)	6	10
Other, net	—	3	1
Total income tax expense	$44	$237	$48

Atleos’ tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2024, our tax rate benefited from $17 million Foreign Derived Intangible Income deduction and $17 million provision to return adjustments, of which $11 million is classified as U.S. tax impact on foreign income. Additionally, our tax rate was impacted by increasing the valuation allowance on U.S. interest expense disallowance carryforward by $32 million. During 2023, our tax rate was impacted by a $44 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom, Canada, Cyprus, Austria and other jurisdictions. The Company also completed certain internal restructuring transactions in connection with the Spin-off, resulting in a net of $120 million discrete tax expenses. Approximately $105 million of the discrete tax expense was for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-off.

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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2024	2023
Deferred income tax assets
Employee pensions and other benefits	$81	$93
Other balance sheet reserves and allowances	136	121
Tax loss and credit carryforwards	287	306
Capitalized research and development	116	113
Property, plant and equipment	10	12
Lease liabilities	37	23
Other	22	26
Total deferred income tax assets	$689	$694
Valuation allowance	(265)	(263)
Net deferred income tax assets	$424	$431
Deferred income tax liabilities
Intangible assets	$137	$173
Right of use assets	37	25
Capitalized software	5	13
Total deferred income tax liabilities	$179	$211
Total net deferred income tax assets	$245	$220

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

Net transfers from (to) NCR Corporation

The net effect of transactions between the Company and NCR are included within Net transfers from (to) NCR Corporation in the Consolidated Statements of Cash Flows and within Net transfers from NCR Corporation in the Consolidated Statements of Changes in Stockholders’ Equity. The components of Net transfers from (to) NCR Corporation are as follows:

	Year ended December 31
In millions	2023	2022
General financing activities	$(297)	$320
Allocation of centralized costs	236	323
Acquisition of businesses	1	78
Net transfers from (to) NCR Corporation - Consolidated Statements of Cash Flows	$(60)	721
Stock based compensation expense	46	66
Separation adjustments (1)	(36)	—
Net transfers from NCR Corporation—Consolidated Statements of Changes in Equity	$(50)	$787
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

The components of basic earnings (loss) per share are as follows:

	Year ended December 31
In millions, except per share amounts	2024	2023	2022
Numerator:
Net income (loss) attributable to Atleos common stockholders	$80	$(150)	$99

Denominator:
Basic weighted average number of shares outstanding	72.2	70.6	70.6

Basic earnings (loss) per share:	$1.11	$(2.12)	$1.40

The components of diluted earnings (loss) per share are as follows:

	Year ended December 31
In millions, except per share amounts	2024	2023	2022
Numerator:
Net income (loss) attributable to Atleos common stockholders	$80	$(150)	$99

Denominator:
Basic weighted average number of shares outstanding	72.2	70.6	70.6
Dilutive effect of restricted stock units and stock options	2.0	—	—
Weighted average dilutive shares	74.2	70.6	70.6

Diluted earnings (loss) per share:	$1.08	$(2.12)	$1.40

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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2021	$(84)	$(18)	$4	$(98)
Other comprehensive (loss) income before reclassifications	(49)	—	91	42
Amounts reclassified from AOCI	—	—	(7)	(7)
Net current period other comprehensive (loss) income	(49)	—	84	35
Balance at December 31, 2022	$(133)	$(18)	$88	$(63)
Other comprehensive (loss) income before reclassifications	198	(7)	6	197
Amounts reclassified from AOCI	—	—	(60)	(60)
Net current period other comprehensive (loss) income	198	(7)	(54)	137
Net transfers from NCR Corporation	—	15	—	15
Other	(5)	5	—	—
Balance at December 31, 2023	$60	$(5)	$34	$89
Other comprehensive (loss) income before reclassifications	(56)	(23)	36	(43)
Amounts reclassified from AOCI	—	—	(63)	(63)
Net current period other comprehensive (loss) income	(56)	(23)	(27)	(106)
Other	5	(5)	—	—
Balance as of December 31, 2024	$9	$(33)	$7	$(17)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(79)	$(79)
Interest expense	—	—	(3)	(3)
Total before tax	$—	$—	$(82)	$(82)
Tax expense				19
Total reclassifications, net of tax				$(63)

	For the year ended December 31, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(78)	$(78)
Total before tax	$—	$—	$(78)	$(78)
Tax expense				18
Total reclassifications, net of tax				$(60)

	For the year ended December 31, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$—	$—	$(9)	$(9)
Total before tax	$—	$—	$(9)	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other (expense) income, net are summarized as follows for the years ended December 31:

In millions	2024	2023	2022
Other (expense) income, net
Interest income	$7	$5	$—
Foreign currency fluctuations and foreign exchange contracts	(19)	(43)	(9)
Employee benefit plans	60	(22)	(63)
Bank-related fees	(15)	(14)	—
Voyix environmental indemnification expense	(14)	—	—
Other, net	2	(10)	(9)
Total other (expense) income, net	$21	$(84)	$(81)

The components of inventory are summarized as follows:

In millions	December 31, 2024	December 31, 2023
Inventories
Work in process and raw materials	$55	$55
Finished goods	65	72
Service parts	187	206
Total inventories	$307	$333

The components of property, plant and equipment, net are summarized as follows:

In millions	December 31, 2024	December 31, 2023
Property, plant and equipment
Land and improvements	$1	$1
Buildings and improvements	98	97
Machinery and other equipment	1,000	907
Finance lease assets	6	2
Property, plant and equipment, gross	$1,105	$1,007
Less: accumulated depreciation	(631)	(539)
Total property, plant and equipment, net	$474	$468

18. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management identified prior period misstatements impacting the periods presented within this Form 10-K/A. These misstatements were determined to be immaterial, both individually and in the aggregate, to any previously issued interim or annual consolidated financial statements.
In connection with the amendment of the Original Report to amend and restate Part II, Item 9A of the Original Report, management is revising the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and financial information for the quarterly periods within fiscal years 2024 and 2023, to correct for the misstatements described above. Certain unaudited revised interim financial information for the quarterly periods in 2024 and 2023 is included in Note 19, “Revised Information for Prior Period Quarterly Financial Statements (Unaudited)”.
The following tables summarize the effect of the misstatements on the Company’s Consolidated Statements of Operations:

	For the year ended December 31, 2024			For the year ended December 31, 2023
(in millions, except per share amounts)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$995	$(2)	$993	$1,030	$—	$1,030
Service revenue	3,322	(10)	3,312	3,161	(5)	3,156
Total revenue	4,317	(12)	4,305	4,191	(5)	4,186
Cost of products	839	1	840	846	(1)	845
Cost of services	2,445	—	2,445	2,412	1	2,413
Selling, general and administrative expenses	518	3	521	585	—	585
Research and development expenses	66	(4)	62	77	3	80
Total operating expenses	3,868	—	3,868	3,920	3	3,923
Income from operations	449	(12)	437	271	(8)	263
Loss on extinguishment of debt	(20)	(4)	(24)	—	—	—
Other (expense) income, net	19	2	21	(74)	(10)	(84)
Income before income taxes	139	(14)	125	107	(18)	89
Income tax expense	47	(3)	44	239	(2)	237
Net income	92	(11)	81	(132)	(16)	(148)
Net income attributable to Atleos	$91	$(11)	$80	$(134)	$(16)	$(150)

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$1.26	$(0.15)	$1.11	$(1.90)	$(0.22)	$(2.12)
Diluted	$1.23	$(0.15)	$1.08	$(1.90)	$(0.22)	$(2.12)
Weighted average common shares outstanding
Basic	72.2		72.2	70.6		70.6
Diluted	74.2		74.2	70.6		70.6

	For the year ended December 31, 2022
(in millions, except per share amounts)	As Reported	Adjustments	As Revised
Product revenue	$1,098	$(3)	$1,095
Service revenue	3,033	(6)	3,027
Total revenue	4,131	(9)	4,122
Cost of services	2,240	2	2,242
Total operating expenses	3,862	2	3,864
Income from operations	269	(11)	258
Income before income taxes	157	(11)	146
Income tax expense	50	(2)	48
Net income	107	(9)	98
Net income attributable to Atleos	$108	$(9)	$99

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic and Diluted	$1.53	$(0.13)	$1.40
Weighted average common shares outstanding
Basic and Diluted	70.6		70.6

The following tables summarize the effect of the misstatements on the Company’s Consolidated Statements of Comprehensive Income:

	For the year ended December 31, 2024			For the year ended December 31, 2023
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$92	$(11)	$81	$(132)	$(16)	$(148)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(55)	(1)	(56)	197	3	200
Other comprehensive income (loss)	(105)	(1)	(106)	136	3	139
Total comprehensive income (loss)	(13)	(12)	(25)	4	(13)	(9)
Comprehensive income (loss) attributable to Atleos common stockholders	$(14)	$(12)	$(26)	$—	$(13)	$(13)

	For the year ended December 31, 2022
(in millions)	As Reported	Adjustments	As Revised
Net income	$107	$(9)	$98
Total comprehensive income (loss)	139	(9)	130
Comprehensive income (loss) attributable to Atleos common stockholders	$143	$(9)	$134

The following table summarizes the effect of the misstatements on the Company’s Consolidated Balance Sheets:

	December 31, 2024			December 31, 2023
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Assets
Current assets
Accounts receivable, net	$588	$(7)	$581	$710	$(3)	$707
Other current assets	242	(10)	232	254	(10)	244
Total current assets	1,766	(17)	1,749	1,874	(13)	1,861
Total assets	5,552	(17)	5,535	5,715	(13)	5,702
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	562	2	564	505	—	505
Payroll and benefits liabilities	147	(2)	145	149	—	149
Contract liabilities	315	13	328	325	7	332
Settlement liabilities	156	15	171	218	16	234
Other current liabilities	441	(8)	433	486	(9)	477
Total current liabilities	1,702	20	1,722	1,759	14	1,773
Long-term borrowings	2,855	4	2,859	2,938	—	2,938
Total liabilities	5,288	24	5,312	5,466	14	5,480
Stockholders’ equity
Atleos stockholders’ equity
Retained earnings	231	(43)	188	147	(30)	117
Accumulated other comprehensive income (loss)	(19)	2	(17)	86	3	89
Total Atleos stockholders’ equity	260	(41)	219	246	(27)	219
Total stockholders’ equity	264	(41)	223	249	(27)	222
Total liabilities and stockholders’ equity	$5,552	$(17)	$5,535	$5,715	$(13)	$5,702

The following tables summarize the effect of the misstatements on the Company’s Consolidated Statements of Cash Flows:

	For the year ended December 31, 2024			For the year ended December 31, 2023
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Operating activities
Net income (loss)	$92	$(11)	$81	$(132)	$(16)	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on debt extinguishment	20	4	24	—	—	—
Changes in assets and liabilities:
Receivables	102	4	106	(52)	2	(50)
Contract liabilities	(6)	6	—	—	2	2
Other assets and liabilities	(138)	(3)	(141)	146	12	158
Net cash provided by operating activities	$344	$—	$344	$355	$—	$355
Cash, cash equivalents, and restricted cash at end of period	$641	$—	$641	$586	$—	$586

	December 31, 2022
(in millions)	As Reported	Adjustments	As Revised
Operating activities
Net income (loss)	$107	$(9)	$98
Changes in assets and liabilities:
Receivables	(78)	4	(74)
Contract liabilities	44	4	48
Other assets and liabilities	(34)	1	(33)
Net cash provided by operating activities	$274	$—	$274
Cash, cash equivalents, and restricted cash at end of period	$499	$—	$499

The following table summarizes the effect of the misstatements on the Company’s Consolidated Statements of Stockholders’ Equity:

(in millions)	Retained Earnings	Net Investment from NCR Corporation	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2022 (as previously reported)	$—	$3,326	$(63)	$3,262
Cumulative adjustment due to error correction in prior periods	—	(3)	—	(3)
Adjustment due to error correction of Net income (loss)	—	(9)	—	(9)
Balances, December 31, 2022 (as revised)	$—	$3,314	$(63)	$3,250

Balances, December 31, 2023 (as previously reported)	$147	$—	$86	$249
Cumulative adjustment due to error correction in prior periods	—	(12)	—	(12)
Adjustment due to error correction of Net income (loss)	(10)	(6)	—	(16)
Adjustment due to error correction of Other comprehensive income (loss)	—	—	3	3
Adjustment due to error correction of Net transfers from NCR Corporation	—	(2)	—	(2)
Adjustment due to error correction of reclassification of Net investment from NCR Corporation	(20)	20	—	—
Balances, December 31, 2023 (as revised)	$117	$—	$89	$222

Balances, December 31, 2024 (as previously reported)	$231	$—	$(19)	$264
Cumulative adjustment due to error correction in prior periods	(30)	—	3	(27)
Adjustment due to error correction of Net income (loss)	(11)	—	—	(11)
Adjustment due to error correction of Other comprehensive income (loss)	—	—	(1)	(1)
Adjustment due to error correction of Net transfers from Voyix	(2)	—	—	(2)
Balances, December 31, 2024 (as revised)	$188	$—	$(17)	$223

19. REVISED INFORMATION FOR PRIOR PERIOD QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

In connection with the subscription software-related revenue misstatement and other immaterial misstatements described in Note 1, “Basis of Presentation and Significant Accounting Policies” and Note 18, “Revision of Previously Issued Consolidated Financial Statements”, the Company has corrected the unaudited condensed consolidated financial statements for the impacts of the misstatements for all quarterly periods in fiscal years 2024 and 2023.

The revision impacts to the Company’s Condensed Consolidated Statements of Operations were as shown below:

In millions, except per share amounts	Three months ended March 31, 2024			Three months ended March 31, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$240	$—	$240	$234	$—	$234
Service revenue	810	(4)	806	752	(1)	751
Total revenue	1,050	(4)	1,046	986	(1)	985
Cost of services	617	—	617	571	1	572
Total operating expenses	978	—	978	920	1	921
Income from operations	72	(4)	68	66	(2)	64
Other income (expense), net	3	2	5	—	(1)	(1)
Income before income taxes	(4)	(2)	(6)	62	(3)	59
Income tax expense	4	(1)	3	25	(1)	24
Net income	(8)	(1)	(9)	37	(2)	35
Net income attributable to Atleos	$(8)	$(1)	$(9)	$36	$(2)	$34

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$(0.11)	$(0.02)	$(0.13)	$0.51	$(0.03)	$0.48
Diluted	$(0.11)	$(0.02)	$(0.13)	$0.51	$(0.03)	$0.48
Weighted average common shares outstanding
Basic	71.6		71.6	70.6		70.6
Diluted	71.6		71.6	70.6		70.6

In millions, except per share amounts	Three months ended June 30, 2024			Three months ended June 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$247	$(1)	$246	$262	$—	$262
Service revenue	834	(2)	832	778	—	778
Total revenue	1,081	(3)	1,078	1,040	—	1,040
Cost of products	210	1	211	215	—	215
Research and development expenses	14	(3)	11	19	—	19
Total operating expenses	974	(2)	972	961	—	961
Income from operations	107	(1)	106	79	—	79
Other income (expense), net	4	—	4	1	(1)	—
Income before income taxes	32	(1)	31	75	(1)	74
Income tax expense	4	1	5	23	—	23
Net income	28	(2)	26	52	(1)	51
Net income attributable to Atleos	$29	$(2)	$27	$53	$(1)	$52

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.40	$(0.03)	$0.37	$0.75	$(0.01)	$0.74
Diluted	$0.39	$(0.02)	$0.37	$0.75	$(0.01)	$0.74
Weighted average common shares outstanding
Basic	72.2		72.2	70.6		70.6
Diluted	73.7		73.7	70.6		70.6

In millions, except per share amounts	Six months ended June 30, 2024			Six months ended June 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$487	$(1)	$486	$496	$—	$496
Service revenue	1,644	(6)	1,638	1,530	(1)	1,529
Total revenue	2,131	(7)	2,124	2,026	(1)	2,025
Cost of products	422	1	423	410	—	410
Cost of services	1,235	—	1,235	1,149	1	1,150
Research and development expenses	31	(3)	28	37	—	37
Total operating expenses	1,952	(2)	1,950	1,881	1	1,882
Income from operations	179	(5)	174	145	(2)	143
Other income (expense), net	7	2	9	1	(2)	(1)
Income before income taxes	28	(3)	25	137	(4)	133
Income tax expense	8	—	8	48	(1)	47
Net income	20	(3)	17	89	(3)	86
Net income attributable to Atleos	$21	$(3)	$18	$89	$(3)	$86

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.29	$(0.04)	$0.25	$1.26	$(0.04)	$1.22
Diluted	$0.29	$(0.05)	$0.24	$1.26	$(0.04)	$1.22
Weighted average common shares outstanding
Basic	71.9		71.9	70.6		70.6
Diluted	73.5		73.5	70.6		70.6

In millions, except per share amounts	Three months ended September 30, 2024			Three months ended September 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$235	$(1)	$234	$252	$—	$252
Service revenue	843	(4)	839	815	(2)	813
Total revenue	1,078	(5)	1,073	1,067	(2)	1,065
Cost of services	615	1	616	590	(1)	589
Research and development expenses	16	(1)	15	17	—	17
Total operating expenses	959	—	959	976	(1)	975
Income from operations	119	(5)	114	91	(1)	90
Other income (expense), net	(3)	(2)	(5)	5	(3)	2
Income before income taxes	37	(7)	30	90	(4)	86
Income tax expense	14	(4)	10	147	(1)	146
Net income (loss)	23	(3)	20	(57)	(3)	(60)
Net income (loss) attributable to Atleos	$24	$(3)	$21	$(58)	$(3)	$(61)

Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$0.33	$(0.04)	$0.29	$(0.82)	$(0.04)	$(0.86)
Diluted	$0.32	$(0.04)	$0.28	$(0.82)	$(0.04)	$(0.86)
Weighted average common shares outstanding
Basic	72.3		72.3	70.6		70.6
Diluted	74.5		74.5	70.6		70.6

In millions, except per share amounts	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$722	$(2)	$720	$748	$—	$748
Service revenue	2,487	(10)	2,477	2,345	(3)	2,342
Total revenue	3,209	(12)	3,197	3,093	(3)	3,090
Cost of products	623	1	624	619	—	619
Cost of services	1,850	1	1,851	1,739	—	1,739
Research and development expenses	47	(4)	43	54	—	54
Total operating expenses	2,911	(2)	2,909	2,857	—	2,857
Income from operations	298	(10)	288	236	(3)	233
Other income (expense), net	4	—	4	6	(5)	1
Income before income taxes	65	(10)	55	227	(8)	219
Income tax expense	22	(4)	18	195	(2)	193
Net income	43	(6)	37	32	(6)	26
Net income attributable to Atleos	$45	$(6)	$39	$31	$(6)	$25

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.63	$(0.09)	$0.54	$0.44	$(0.09)	$0.35
Diluted	$0.61	$(0.08)	$0.53	$0.44	$(0.09)	$0.35
Weighted average common shares outstanding
Basic	72.0		72.0	70.6		70.6
Diluted	73.7		73.7	70.6		70.6

In millions, except per share amounts	Three months ended December 31, 2024			Three months ended December 31, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$273	$—	$273	$282	$—	$282
Service revenue	835	—	835	816	(2)	814
Total revenue	1,108	—	1,108	1,098	(2)	1,096
Cost of products	216	—	216	227	(1)	226
Cost of services	595	(1)	594	673	1	674
Selling, general and administrative expenses	127	3	130	140	—	140
Research and development expenses	19	—	19	23	3	26
Total operating expenses	957	2	959	1,063	3	1,066
Income from operations	151	(2)	149	35	(5)	30
Loss on Debt Extinguishment	(20)	(4)	(24)	—	—	—
Other income (expense), net	15	2	17	(80)	(5)	(85)
Income before income taxes	74	(4)	70	(120)	(10)	(130)
Income tax expense	25	1	26	44	—	44
Net income	49	(5)	44	(164)	(10)	(174)
Net income attributable to Atleos	$46	$(5)	$41	$(165)	$(10)	$(175)

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.63	$(0.06)	$0.57	$(2.34)	$(0.14)	$(2.48)
Diluted	$0.61	$(0.06)	$0.55	$(2.34)	$(0.14)	$(2.48)
Weighted average common shares outstanding
Basic	72.5		72.5	70.6		70.6
Diluted	75.0		75.0	70.6		70.6

As disclosed in the Original Report, in connection with the preparation of the Company’s interim and annual 2024 financial statements, management identified misstatements pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity presented as of December 31, 2023, and accordingly impacted the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Changes in Stockholders’ Equity as of and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively. These revisions to the Condensed Consolidated Statements of Changes in Stockholders’ Equity for interim periods during 2024 were presented in the Original Report. As such, the “As previously reported” balances in the table below already include the impact of those revision adjustments, and the table presents only the impact of the revision adjustments identified in 2025.

(in millions)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, March 31, 2024 (as previously reported)	$139	$103	$261
Cumulative adjustment due to error correction in prior periods	(30)	3	(27)
Adjustment due to error correction of Net income (loss)	(1)	—	(1)
Adjustment due to error correction of Other Comprehensive income	—	(3)	(3)
Balances, March 31, 2024 (as revised)	$108	$103	$230

Balances, June 30, 2024 (as previously reported)	$161	$59	$245
Cumulative adjustment due to error correction in prior periods	(31)	—	(31)
Adjustment due to error correction of Net income (loss)	(2)	—	(2)
Adjustment due to error correction of Other Comprehensive income	—	1	1
Adjustment due to error correction of Net transfers from Voyix	(2)	—	(2)
Balances, June 30, 2024 (as revised)	$126	$60	$211

Balances, September 30, 2024 (as previously reported)	$185	$41	$256
Cumulative adjustment due to error correction in prior periods	(35)	1	(34)
Adjustment due to error correction of Net income (loss)	(3)	—	(3)
Adjustment due to error correction of Other Comprehensive income	—	1	1
Balances, September 30, 2024 (as revised)	$147	$43	$220

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Atleos has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) to provide reasonable assurance that information required to be disclosed by Atleos in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Atleos in the reports that it files or submits under the Exchange Act is accumulated and communicated to Atleos’ management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Atleos’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of Atleos’ disclosure controls and procedures as of December 31, 2024. Based on that evaluation, as disclosed in Atleos’ Original Report, its Chief Executive and Chief Financial Officers concluded that Atleos’ disclosure controls and procedures were effective as of December 31, 2024. Subsequent to the filing of the Original Report, Atleos’ Chief Executive and Chief Financial Officers determined that due to the material weakness in internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting (Restated) that Atleos’ disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting (Restated)
Atleos’ management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Atleos’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Atleos’ management assessed the effectiveness of Atleos’ internal control over financial reporting as of December 31, 2024. In making this assessment, Atleos’ management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified:
•Atleos did not design and maintain effective controls over contract cancellations and customer credits affecting the amount of revenue derived from subscription software arrangements and the related unbilled accounts receivable and contract liabilities reconciliations.
This material weakness resulted in misstatements of and a revision to Atleos’ consolidated financial statements for the years ended December 31, 2024, 2023 and 2022, as well as the condensed consolidated financial statements for the quarterly periods within fiscal years 2024 and 2023. Additionally, this material weakness could result in misstatements of revenue, unbilled accounts receivable, and contract liabilities or related disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
In Management’s Report on Internal Control over Financial Reporting included in the Original Report filed on March 3, 2025, Atleos’ management previously concluded that Atleos’ internal control over financial reporting was effective as of December 31, 2024. Atleos’ management subsequently identified a material weakness in internal control that existed as of December 31, 2024. Consequently, Atleos’ management concluded that Atleos did not maintain effective internal control over financial reporting as of December 31, 2024 and, accordingly, has restated its report on internal control over financial reporting.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of Atleos’ internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Item 8 of this Report.

Remediation Plan of Material Weakness
Atleos is committed to addressing the material weakness described above and has begun to implement changes to processes designed to improve its internal control over financial reporting. To date, Atleos’ management is designing and implementing controls, with a sufficient level of precision, to timely evaluate and review the reasonableness and supportability of unbilled accounts receivable and contract liabilities account balances attributable to subscription software arrangements, including a review of the aging of the individual unbilled receivables and the nature of the contract liabilities.
As Atleos’ management continues to evaluate and work to improve Atleos’ internal control over financial reporting, Atleos’ management may decide to take additional measures to address the material weakness or modify the remediation plan described above. Atleos’ management believes that this action will remediate the material weakness described above; however, the material weakness will not be considered remediated until Atleos’ management has completed the design and implementation of the applicable controls, the controls operate for a sufficient period of time, and Atleos’ management has concluded, through testing, that the controls are operating effectively. At this time, Atleos’ management cannot provide an estimate of the costs expected to be incurred in connection with this remediation plan.

Changes in Internal Control over Financial Reporting
There were no changes in Atleos’ internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Atleos’ internal control over financial reporting.

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022 is included in this Form 10-K on page 147. All other schedules are not required under the related instructions or are not applicable.

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

2.1#	Separation and Distribution Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 2023 (the “October 18, 2023 8-K”))

3.1	Articles of Incorporation of NCR Atleos Corporation (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 10, 2023 (the “October 10, 2023 8-K”))

3.2	Amended and Restated Bylaws of NCR Atleos Corporation, dated as of October 16, 2023 (Exhibit 3.1 to the October 18, 2023 8-K)

4.1	Indenture relating to the Notes, dated September 27, 2023, between NCR Atleos Escrow Corporation and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2023 (the “September 28, 2023 8-K”))

4.2	Form of 9.500% Senior Secured Notes due 2029 (included in Exhibit 4.2 to the September 28, 2023 8-K)

4.3	Description of NCR Atleos Corporation Securities Registered Under Section 12 of the Exchange Act (Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 26, 2024 (the “2023 10-K”))

10.1#	Credit Agreement, dated September 27, 2023, among NCR Atleos, LLC, NCR Atleos Escrow Corporation, the lenders party thereto, any foreign party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to the September 28, 2023 8-K)

10.1.1#	First Amendment dated as of October 17, 2024 (the “First Amendment”) to the Credit Agreement dated as of September 27, 2023 by and among the Company, certain subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Administrative Agent”) (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024)

10.2#	Transition Services Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.1 to the October 18, 2023 8-K)

10.3#	Tax Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.2 to the October 18, 2023 8-K)

10.4#	Employee Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.3 to the October 18, 2023 8-K)

10.5#	Patent and Technology Cross-License Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.4 to the October 18, 2023 8-K)

10.6#	Trademark License and Use Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.5 to the October 18, 2023 8-K)

10.7#	Master Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Cardtronics USA, Inc. (Exhibit 10.6 to the October 18, 2023 8-K)

10.8#	Manufacturing Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Terafina Software Solutions Private Limited and NCR Corporation India Private Limited. (Exhibit 10.7 to the October 18, 2023 8-K)

10.9#	Receivables Purchase Agreement, dated as of October 16, 2023, by and among NCR Atleos Receivables LLC, as seller, NCR Atleos Canada Receivables LP, as guarantor, Cardtronics USA, Inc., as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers. (Exhibit 10.8 to the October 18, 2023 8-K)

10.10#	Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Receivables LLC, as buyer, and Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators. (Exhibit 10.9 to the October 18, 2023 8-K)

10.11#	Canadian Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Atleos Canada Receivables LP, as buyer, and Cardtronics Canada Holdings Inc. and the other originators from time to time party thereto, as originators. (Exhibit 10.10 to the October 18, 2023 8-K)

10.12#	Performance Guaranty, dated as of October 16, 2023, by NCR Atleos Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent. (Exhibit 10.11 to the October 18, 2023 8-K)

10.13*	Employment Agreement, dated September 25, 2023, between Timothy C. Oliver and NCR Atleos, LLC (Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.13.1*	Letter Agreement, dated July 14, 2023, between Ricardo Nunez and NCR Corporation (Exhibit 10.13.1 to the 2023 10-K)

10.13.2*	Letter Agreement, dated June 20, 2023, between LaShawne Meriwether and NCR Corporation (Exhibit 10.13.2 to the 2023 10-K)

10.13.2.1*	Separation Agreement, dated July 15, 2024, between the Company and LaShawne Meriwether (Exhibit 10.1 to the Current Report on Form 8-K of NCR Atleos Corporation filed on July 16, 2024).

10.13.3*	Letter Agreement, dated September 1, 2021, between Stuart Mackinnon and NCR Corporation (Exhibit 10.13.3 to the 2023 10-K)

10.13.4*	Letter Agreement, dated October 24, 2022, between Stuart Mackinnon and NCR Corporation (Exhibit 10.13.4 to the 2023 10-K)

10.13.5*	Amendment to Employment Agreement, dated February 13, 2023, between Timothy C. Oliver and NCR Corporation (Exhibit 10.3 to NCR Voyix Corporation’s Form 8-K filed on February 17, 2023)

10.13.6*	Offer Letter, dated January 8, 2025, between the Company and Andrew Wamser (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2025)

10.13.7*	Separation Agreement, dated January 23, 2025, between the Company and Paul Campbell (Exhibit 10.13.7 to the Company’s Annual Report on Form 10-K filed on March 3, 2025 (the “2024 10-K”))

10.14*	Indemnification Agreement, dated October 16, 2023, between Joseph E. Reece and NCR Atleos Corporation (Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.15*	Indemnification Agreement, dated October 16, 2023, between Timothy C. Oliver and NCR Atleos Corporation (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.16*	Indemnification Agreement, dated October 16, 2023, between Odilon Almeida and NCR Atleos Corporation (Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.17*	Indemnification Agreement, dated October 16, 2023, between Mary Ellen Baker and NCR Atleos Corporation (Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.18*	Indemnification Agreement, dated October 16, 2023, between Mark W. Begor and NCR Atleos Corporation (Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.19*	Indemnification Agreement, dated October 16, 2023, between Michelle Frymire and NCR Atleos Corporation (Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.20*	Indemnification Agreement, dated October 16, 2023, between Frank Natoli and NCR Atleos Corporation (Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.21*	Indemnification Agreement, dated October 16, 2023, between Jeffry H. von Gillern and NCR Atleos Corporation (Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023)

10.22*	NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 99.1 to the Company’s Form S-8 filed on October 18, 2023)

10.23*	NCR Atleos Corporation Employee Stock Purchase Plan (Exhibit 99.2 to the Company’s Form S-8 filed on October 18, 2023)

10.23.1*	First Amendment to the NCR Atleos Corporation Employee Stock Purchase Plan entered into as of May 31, 2024 by NCR Atleos Corporation (Exhibit 10.1 to the Company's Form 10-Q filed on August 14, 2024)

10.24*	Management Incentive Plan of NCR Atleos Corporation (Exhibit 10.24 to the 2023 10-K)

10.25*	Amended and Restated Executive Severance Plan of NCR Atleos Corporation dated as of March 20, 2024 (Exhibit 10.25 to the 2023 10-K)

10.26*	Change in Control Severance Plan of NCR Atleos Corporation dated as of October 18, 2023 (Exhibit 10.26 to the 2023 10-K)

10.27*	Director Compensation Program of NCR Atleos Corporation dated as of October 18, 2023 (Exhibit 10.27 to the 2023 10-K)

10.27.1*	Form of 2023 Director Restricted Stock Unit Grant Statement under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.27.1 to the 2023 10-K)

10.28.1*	NCR Voyix Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the NCR Voyix Corporation 2017 Proxy Statement)

10.28.2*	First Amendment to the NCR Voyix Corporation 2017 Stock Incentive Plan (Appendix A to the NCR Voyix Corporation Proxy Statement on Schedule 14A for the NCR Voyix Corporation 2020 Annual Meeting of Stockholders)

10.28.3*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (With Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Voyix Corporation for the quarter ended March 31, 2022)

10.28.4*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (with LTI EBITDA & LTI Recurring Revenue Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.8 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.5*	Form of Qualified Transaction 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.9 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.6*	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.10 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.7*	Form of 2021 Performance-Based Restricted Stock Unit Award Agreement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.11 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.8*	Form of 2021 Market Stock Unit Award Agreement under the NCR Voyix Corporation 2017 Stock Incentive Plan (Exhibit 10.9.12 to the Annual Report on Form 10-K of NCR Voyix Corporation for the year ended December 31, 2023)

10.28.9*	Form of 2024 Restricted Stock Unit Award Agreement (Performance-based Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.28.9 to the 2023 10-K)

10.28.10*	Form of 2024 Restricted Stock Unit Award Agreement (Time-based Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.28.10 to the 2023 10-K)

10.28.11*	Form of 2025 Restricted Stock Unit Award Agreement (Performance Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2025)

10.28.12*	Form of 2025 Restricted Stock Unit Award Agreement (Time Vested Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2025)

19.1	NCR Atleos Corporation's Insider Trading Policy (Exhibit 19.1 to the 2024 10-K)

21	Subsidiaries of NCR Atleos Corporation (Exhibit 21 to the 2024 10-K)

23.1&	Consent of Independent Registered Public Accounting Firm.

31.1&	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2&	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32&	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of NCR Atleos Corporation effective as of December 1, 2023 (Exhibit 97.1 to the 2023 Form 10-K)

101	The following materials from NCR Atleos Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2024, 2023 and 2022 (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2024, 2023 and 2022; (iii) consolidated balance sheets as of December 31, 2024 and 2023; (iv) consolidated statements of cash flows for the fiscal years ended December 31, 2024, 2023 and 2022; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2024, 2023 and 2022; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

&    Filed herewith.
#    Certain schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange
Commission upon its request.
*    Management contracts or compensatory plans/arrangements.

NCR Atleos Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2024
Allowance for doubtful accounts	$14	$—	$3	$2	$15
Deferred tax asset valuation allowance	$263	$27	$—	$25	$265

Year Ended December 31, 2023
Allowance for doubtful accounts	$16	$2	$—	$4	$14
Deferred tax asset valuation allowance	$169	$44	$50	$—	$263

Year Ended December 31, 2022
Allowance for doubtful accounts	$9	$8	$—	$1	$16
Deferred tax asset valuation allowance	$168	$—	$2	$1	$169

Item 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR Atleos Corporation

Date:	November 5, 2025	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer