Form 10-Q
period 2025-09-30
NCR Atleos Corp
filed 2025-11-06
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of October 31, 2025, there were 73,904,136 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product revenue	$274	$234	$728	$720
Service revenue	847	839	2,474	2,477
Total revenue	1,121	1,073	3,202	3,197
Cost of products	219	201	596	624
Cost of services	631	616	1,851	1,851
Selling, general and administrative expenses	143	127	381	391
Research and development expenses	18	15	52	43
Total operating expenses	1,011	959	2,880	2,909
Income from operations	110	114	322	288
Interest expense	(68)	(79)	(204)	(237)
Other income (expense), net	(9)	(5)	(6)	4
Income before income taxes	33	30	112	55
Income tax expense	7	10	35	18
Net income	26	20	77	37
Net loss attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to Atleos	$26	$21	$79	$39

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.35	$0.29	$1.08	$0.54
Diluted	$0.34	$0.28	$1.05	$0.53
Weighted average common shares outstanding
Basic	73.7	72.3	73.4	72.0
Diluted	76.0	74.5	75.5	73.7
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$26	$20	$77	$37
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(22)	36	37	9
Derivatives
Unrealized gain (loss) on derivatives	2	(51)	(13)	(13)
(Gain) loss on derivatives arising during the period	(3)	(21)	(19)	(64)
Less income tax	1	17	8	19
Employee benefit plans
Amortization of actuarial loss	—	—	1	—
Other comprehensive income (loss)	(22)	(19)	14	(49)
Total comprehensive income (loss)	4	1	91	(12)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net loss	—	(1)	(2)	(2)
Currency translation adjustments	(1)	(2)	—	(3)
Amounts attributable to noncontrolling interests	(1)	(3)	(2)	(5)
Comprehensive income (loss) attributable to Atleos common stockholders	$5	$4	$93	$(7)
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$412	$419
Accounts receivable, net of allowances of $12 and $15 as of September 30, 2025 and December 31, 2024, respectively	569	581
Inventories	383	307
Restricted cash	162	210
Other current assets	291	232
Total current assets	1,817	1,749
Property, plant and equipment, net	484	474
Goodwill	1,959	1,950
Intangibles, net	519	550
Operating lease right of use assets	162	144
Prepaid pension cost	262	227
Deferred income tax assets	290	285
Other assets	157	156
Total assets	$5,650	$5,535
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$80	$81
Accounts payable	530	564
Payroll and benefits liabilities	137	145
Contract liabilities	358	328
Settlement liabilities	161	171
Other current liabilities	518	433
Total current liabilities	1,784	1,722
Long-term borrowings	2,789	2,859
Pension and indemnity plan liabilities	330	343
Postretirement and postemployment benefits liabilities	80	81
Income tax accruals	35	37
Operating lease liabilities	127	110
Deferred income tax liabilities	53	40
Other liabilities	121	120
Total liabilities	5,319	5,312
Commitments and Contingencies (Note 9)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 73.8 and 72.7 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Paid-in Capital	64	47
Retained earnings	268	188
Accumulated other comprehensive income (loss)	(3)	(17)
Total Atleos stockholders’ equity	330	219
Noncontrolling interests in subsidiaries	1	4
Total stockholders’ equity	331	223
Total liabilities and stockholders’ equity	$5,650	$5,535
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30,
	2025	2024
Operating activities
Net income	$77	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization expense	211	218
Stock-based compensation expense	25	28
Deferred income taxes	16	(9)
(Gain) loss on divestiture and disposal of assets, net	(30)	5
Bargain purchase gain from acquisition	—	(5)
Loss (earnings) from equity investments	2	2
Changes in assets and liabilities:
Receivables	29	80
Inventories	(108)	(77)
Current payables and accrued expenses	(42)	77
Contract liabilities	22	(16)
Employee benefit plans	(34)	(23)
Settlement assets and liabilities, net	(14)	45
Other assets and liabilities	(29)	(98)
Net cash provided by operating activities	$125	$264
Investing activities
Capital expenditures	$(80)	$(69)
Additions to capitalized software	(39)	(26)
Business acquisitions, net of cash acquired	(17)	—
Purchase of intellectual property	—	(13)
Proceeds from sale of property, plant and equipment	36	—
Proceeds from divestiture	11	—
Sale (purchase) of investments, net	1	(1)
Other investing activities, net	—	(1)
Net cash used in investing activities	$(88)	$(110)
Financing activities
Borrowings on term credit facilities	$11	$—
Payments on term credit facilities	(90)	(55)
Borrowings on revolving credit facilities	750	919
Payments on revolving credit facilities	(750)	(894)
Payments on other financing arrangements	(2)	(2)
Proceeds from employee stock plans	7	3
Tax withholding payments on behalf of employees	(8)	(14)
Payments on acquisition holdback	(16)	(5)
Principal payments for finance lease obligations	(3)	(1)
Other financing activities	(1)	—
Net cash used in financing activities	$(102)	$(49)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	(7)
Increase (decrease) in cash, cash equivalents, and restricted cash	(54)	98
Cash, cash equivalents, and restricted cash at beginning of period	641	586
Cash, cash equivalents, and restricted cash at end of period	$587	$684
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2024	73	$1	$47	$188	$(17)	$4	$223
Comprehensive income (loss):
Net income (loss)	—	—	—	14	—	(1)	13
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Total comprehensive income (loss)	—	—	—	14	(5)	(1)	8
Net transfers from Voyix	—	—	—	1	—	—	1
Stock compensation plans	—	—	1	—	—	—	1
March 31, 2025	73	$1	$48	$203	$(22)	$3	$233
Comprehensive income (loss):
Net income (loss)	—	—	—	39	—	(1)	38
Other comprehensive income	—	—	—	—	40	1	41
Total comprehensive income	—	—	—	39	40	—	79
Stock compensation plans	1	—	7	—	—	—	7
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
June 30, 2025	74	$1	$55	$242	$18	$2	$318
Comprehensive income (loss):
Net income (loss)	—	—	—	26	—	—	26
Other comprehensive income (loss)	—	—	—	—	(21)	(1)	(22)
Total comprehensive income (loss)	—	—	—	26	(21)	(1)	4
Stock compensation plans	—	—	9	—	$—	—	9
September 30, 2025	74	$1	$64	$268	$(3)	$1	$331

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2023	71	$1	$12	$117	$89	$3	$222
Comprehensive income (loss):
Net income (loss)	—	—	—	(9)	—	—	(9)
Other comprehensive income	—	—	—	—	14	1	15
Total comprehensive income (loss)	—	—	—	(9)	14	1	6
Stock compensation plans	1	—	2	—	—	—	2
March 31, 2024	72	$1	$14	$108	$103	$4	$230
Comprehensive income (loss):
Net income (loss)	—	—	—	27	—	(1)	26
Other comprehensive loss	—	—	—	—	(43)	(2)	(45)
Total comprehensive income (loss)	—	—	—	27	(43)	(3)	(19)
Net transfers from Voyix	—	—	—	(9)	—	—	(9)
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2024	72	$1	$23	$126	$60	$1	$211
Comprehensive income (loss):
Net income (loss)	—	—	—	21	—	(1)	20
Other comprehensive income (loss)	—	—	—	—	(17)	(2)	(19)
Total comprehensive income (loss)	—	—	—	21	(17)	(3)	1
Net transfers from NCR Corporation	—	—	8	—	—	—	8
September 30, 2024	72	$1	$31	$147	$43	$(2)	$220

See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCR Atleos Corporation (“Atleos,” the “Company,” “we,” or “our”) is an industry-leading financial technology company providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers. Our comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network. We are a global company headquartered in Atlanta, Georgia.
The accompanying Condensed Consolidated Financial Statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2024 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements have been prepared on a consistent basis, and should be read in conjunction with, our amended and restated Annual Report on Form 10-K/A for the period ending December 31, 2024 (the “2024 Form 10-K/A”).
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
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in millions of U.S. Dollars (USD).
Use of Estimates The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for receivable and inventory reserves, depreciation and amortization of long-lived assets, employee benefit plan obligations, asset retirement obligations, product liabilities, income and withholding taxes, contingencies, valuation of business combinations, and certain aspects of revenue recognition.
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
Subsequent Events We evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Revision of Previously Issued Financial Statements During the third quarter of 2025, we identified misstatements in our previously issued financial statements related to subscription software-related revenue. We determined that the misstatements were not material to any previously issued interim or annual financial statements. However, we are revising the financial statements for all periods presented because we concluded that correcting the cumulative misstatement in the current period would be material to our results of operations for the period ended September 30, 2025, and is expected to be material to the year-ending December 31, 2025.
Other unrelated immaterial misstatements were also identified in 2025 impacting prior periods, including those previously disclosed and revised in the second quarter of 2025, relating primarily to the incorrect treatment of certain network-related revenue and costs and remeasurement of indirect taxes denominated in foreign currencies. We determined that the misstatements were not material, individually or in the aggregate, to any previously issued interim or annual financial statements. However, we are including the correction of these misstatements in the revision of the financial statements for all periods impacted. The revision of the financial statements for the annual periods ending December 31, 2024, December 31, 2023, and December 31, 2022 is reflected in the 2024 Form 10-K/A filed with the SEC on November 5, 2025 (the amendment was filed in connection with the identification of a material weakness in internal control over financial reporting). See Note 15, “Revisions of Previously Issued Financial Statements”, for additional information and quantification of the revision impacts. Current and prior period amounts in the applicable Notes to Condensed Consolidated Financial Statements have been adjusted, where applicable, to reflect the impact of such corrections.
The revisions for the quarterly periods ended March 31, 2025 and June 30, 2025 will be included in our future Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2026 and June 30, 2026.
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	September 30
		2025	2024
Cash and cash equivalents	Cash and cash equivalents	$412	$395
Cash included in settlement processing assets	Restricted cash	162	279
Long term restricted cash	Other Assets	13	10
Total cash, cash equivalents, and restricted cash		$587	$684
Contract Assets and Liabilities The following table presents the net contract liability balances as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2025	December 31, 2024
Current portion of contract liabilities	Contract liabilities	$358	$328
Non-current portion of contract liabilities	Other liabilities	$30	$29
During the nine months ended September 30, 2025, we recognized $224 million in revenue that was included in contract liabilities as of December 31, 2024. During the nine months ended September 30, 2024, we recognized $238 million in revenue that was included in contract liabilities as of December 31, 2023.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. We expect to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
We have made three elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

with the “right to invoice” practical expedient.
Accounts Receivable and Allowance for Credit Losses on Accounts Receivable The components of Accounts receivable, net are summarized as follows:

In millions	September 30, 2025	December 31, 2024
Accounts receivable
Trade	$518	$515
Other	63	81
Accounts receivable, gross	581	596
Less: allowance for credit losses	(12)	(15)
Total accounts receivable, net	$569	$581
The allowance for credit losses as of September 30, 2025 and December 31, 2024 was $12 million and $15 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. Provisions, write-offs and recoveries against the reserve for each of the three and nine months ended September 30, 2025 and 2024 were immaterial.
Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements in fiscal year 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The new standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have an effect on our Condensed Consolidated Financial Statements and related disclosures because we generally do not carry a material amount of Bitcoin.
Adoption of New Accounting Pronouncements in fiscal year 2024
In January 2025, the SEC staff issued Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance in the Staff Accounting Bulletin No. 121 (“SAB 121”) for reporting entities that have an obligation to safeguard customers’ crypto assets. Under SAB 121, entities were required to recognize both a liability and a corresponding asset for their safeguarding obligations. With the new guidance, an entity that has a safeguarding obligation should assess whether it has any loss contingencies under ASC 450, Contingencies. SAB 122 must be applied retrospectively for annual periods beginning after December 15, 2024, with an early adoption permitted in any interim or annual financial statement filed with the SEC on or after January 30, 2025. We are not currently offering digital asset safeguarding services to our customers and the adoption of this new guidance did not have an impact on our net income, cash flows, earnings per share or financial condition.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the chief operating decision maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. The adoption of this ASU did not have an effect on our net income, cash flows or financial condition.
Accounting Pronouncements Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements, at each

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. We are in the process of evaluating these new disclosure requirements and the impact of adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of the new standard on the related disclosures.
Although there are new accounting pronouncements issued by the FASB and not yet adopted by or effective for us, we do not believe any of these accounting pronouncements will have a material impact on our Condensed Consolidated Financial Statements.
2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
The carrying amount of goodwill by segment as of September 30, 2025 and December 31, 2024 is presented in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2024			September 30, 2025
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,695	$7	$1	$1,703
Self Service Banking(1)	255	—	1	256
Total goodwill	$1,950	$7	$2	$1,959
(1)The carrying amount of goodwill for the Self-Service Banking segment is presented net of accumulated impairment losses of $16 million as of each period end.
Our acquired intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization of these identifiable intangible assets are set forth in the table below.

	Amortization Period (in Years)	September 30, 2025		December 31, 2024
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$398	$(128)	$390	$(109)
Technology-software	3 - 8	535	(291)	504	(244)
Tradenames	1 - 10	51	(46)	50	(41)
Total identifiable intangible assets		$984	$(465)	$944	$(394)
The increase in the gross carrying amount of acquired intangible assets was driven by business combinations and acquisitions of intellectual property.
Amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2025	2024	2025	2024
Amortization expense	$24	$24	$71	$72

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The estimated amortization expense for acquired intangible assets for the following periods is:

		For the years ended December 31,
In millions	Remainder of 2025	2026	2027	2028	2029
Amortization expense	$24	$91	$82	$79	$55
3. SEGMENT INFORMATION AND CONCENTRATIONS
Our Company is organized primarily based on our operating model, management structure and organizational responsibilities. Resources are allocated and segment performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). The following is a description of our three reportable segments:
•Self-Service Banking—Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer an ATM as a Service (“ATMaaS”) solution to manage and run the ATM channel end-to-end for financial institutions that includes back office, cash management, software management and ATM deployment, among others.
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
•Telecommunications & Technology (“T&T”)—Offers managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers. Our customers rely on us as a strategic partner to help them reduce complexity, improve cost efficiency, and enable global geographical reach. We deliver expert professional, field, and remote services for modern network technologies including Software-Defined Wide Area Networking, Network Functions Virtualization, Wireless Local Area Networks, Optical Networking, and Edge Networks.
These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating resources. We evaluate the performance of segments and allocate resources to them based on revenue and Adjusted EBITDA. We determine Adjusted EBITDA based on GAAP net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. We consider these adjustments non-operational or non-recurring in nature and we exclude them from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
The CODM uses segment Adjusted EBITDA in the annual budgeting and forecasting process for all segments. The CODM considers budget-to-actual variances for their profit measure on a monthly basis when making decisions about allocating capital and personnel to the segments.
Corporate income and expenses not allocated to segments includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment. Other income and expenses not allocated to segments includes certain other immaterial business operations, including commerce-related operations that do not represent a reportable segment in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.
The accounting policies used to determine the results of our operating segments are the same as those utilized for the Condensed Consolidated Financial Statements as a whole. Inter-segment sales and transfers are not material.
The following tables present revenue, significant segment expenses and Adjusted EBITDA by segment for the three and nine months ended September 30, 2025 and 2024.

In millions	For the three months ended September 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$744	$328	$40	$1,112
Other (1)				9
Consolidated Revenue				$1,121
Less:
Adjusted cost of products (2)	190	12	1	203
Adjusted cost of services (2)	326	224	27	577
Adjusted SG&A and R&D expenses (2)	46	24	4	74
Other segment items (3)	(14)	(25)	—	(39)
Total Segment Adjusted EBITDA	$196	$93	$8	$297
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$297
Less unallocated amounts
Corporate income and expenses not allocated to segments				78
Interest expense				68
Interest income				(2)
Income tax expense				7
Depreciation and amortization expense				43
Amortization of acquisition-related intangibles				24
Stock-based compensation expense				8
Separation costs				1
Acquisition-related costs				3
Transformation and restructuring				11
Voyix indemnification expense (4)				22
Other (income) expense items, net (5)				8
Net income attributable to Atleos				$26

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the nine months ended September 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,099	$946	$124	$3,169
Other (1)				33
Consolidated Revenue				$3,202
Less:
Adjusted cost of products (2)	516	35	3	554
Adjusted cost of services (2)	956	654	84	1,694
Adjusted SG&A and R&D expenses (2)	135	67	13	215
Other segment items (3)	(44)	(75)	(1)	(120)
Total Segment Adjusted EBITDA	$536	$265	$25	$826
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$826
Less unallocated amounts
Corporate income and expenses not allocated to segments				233
Other income and expenses not allocated to segments				(1)
Interest expense				204
Interest income				(4)
Income tax expense				35
Depreciation and amortization expense				129
Amortization of acquisition-related intangibles				71
Stock-based compensation expense				25
Separation costs				9
Acquisition-related costs				4
Transformation and restructuring				1
Voyix indemnification expense (4)				27
Other (income) expense items, net (5)				14
Net income attributable to Atleos				$79

(1)Represents certain other immaterial business operations that do not represent a reportable segment, including commerce-related operations in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.
(2)Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisitions related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); and other non-recurring or unusual items from the cost of products, cost of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the statement of operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with our definition of Adjusted EBITDA, which is our measure of segment profit or loss, except that these amounts include depreciation and amortization expense. We believe these measures are useful for investors because they may provide a more complete understanding of our underlying operational performance, as well as consistency and comparability with past reports of financial results.
(3)Primarily includes an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is our segment measure of profit or loss.
(4)Represents our indemnification of certain legal and environmental remediation-related costs shared with Voyix. Refer to Note 9, “Commitments and Contingencies”, for further details on the Shared Matters.
(5)Includes certain income and expense items reported within Other income (expense), net on the Condensed Consolidated Statements of Operations, such as bank fees, the components of pension, post-employment and postretirement expense other than service cost, and the impact of foreign currency fluctuations. Prior to 2025, our calculations of Adjusted EBITDA did not exclude these items. All periods presented have been recast to reflect the new definition. Additional amounts reported in Other income (expense), net are separately captured in this reconciliation. Therefore, Other (income) expense items, net shown here will not agree to total Other income (expense), net on the Condensed Consolidated Statements of Operations.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the three months ended September 30, 2024
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$672	$332	$46	$1,050
Other (1)				23
Consolidated Revenue				$1,073
Less:
Adjusted cost of products (2)	167	13	3	183
Adjusted cost of services (2)	313	217	30	560
Adjusted SG&A and R&D expenses (2)	44	27	4	75
Other segment items (3)	(14)	(27)	—	(41)
Total Segment Adjusted EBITDA	$162	$102	$9	$273
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Atleos
Segment Adjusted EBITDA				$273
Less unallocated amounts
Corporate income and expenses not allocated to segments				71
Other income and expenses not allocated to segments				(3)
Interest expense				79
Interest income				(1)
Income tax expense				10
Depreciation and amortization expense				45
Amortization of acquisition-related intangibles				24
Stock-based compensation expense				9
Separation costs				5
Acquisition-related costs				(1)
Transformation and restructuring				7
Voyix indemnification expense (4)				2
Other (income) expense items, net (4)				5
Net income attributable to Atleos				$21

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the nine months ended September 30, 2024
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$1,967	$967	$148	$3,082
Other (1)				115
Consolidated Revenue				$3,197
Less:
Adjusted cost of products (2)	477	42	9	528
Adjusted cost of services (2)	945	636	96	1,677
Adjusted SG&A and R&D expenses (2)	137	80	17	234
Other segment items (3)	(40)	(80)	(1)	(121)
Total Segment Adjusted EBITDA	$448	$289	$27	$764
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Atleos
Segment Adjusted EBITDA				$764
Less unallocated amounts
Corporate income and expenses not allocated to segments				218
Other income and expenses not allocated to segments				(10)
Interest expense				237
Interest income				(5)
Income tax expense				18
Depreciation and amortization expense				132
Amortization of acquisition-related intangibles				72
Stock-based compensation expense				28
Separation costs				20
Acquisition-related costs				(5)
Transformation and restructuring				14
Voyix indemnification expense (4)				2
Other (income) expense items, net (5)				4
Net income attributable to Atleos				$39

(1)Represents certain other immaterial business operations that do not represent a reportable segment, including commerce-related operations in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.
(2)Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisitions related costs; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); and other non-recurring or unusual items from the cost of products, cost of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the statement of operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with our definition of Adjusted EBITDA, which is our measure of segment profit or loss, except that these amounts include depreciation and amortization expense. We believe these measures are useful for investors because they may provide a more complete understanding of our underlying operational performance, as well as consistency and comparability with past reports of financial results.
(3)Primarily includes an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is our segment measure of profit or loss.
(4)Represents our indemnification of certain legal and environmental remediation-related costs shared with Voyix. Refer to Note 9, “Commitments and Contingencies”, for further details on the Shared Matters.
(5)Includes certain income and expense items reported within Other income (expense), net on the Condensed Consolidated Statements of Operations, such as bank fees, the components of pension, post-employment and postretirement expense other than service cost, and the impact of foreign currency fluctuations. Prior to 2025, our calculations of Adjusted EBITDA did not exclude these items. All periods presented have been recast to reflect the new definition. Additional amounts reported in Other income (expense), net are separately captured in this reconciliation. Therefore, Other (income) expense items, net shown here will not agree to total Other income (expense), net on the Condensed Consolidated Statements of Operations.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents recurring revenue and all other products and services revenue that we recognize at a point in time:

In millions	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Recurring revenue (1)	$783	$785	$2,296	$2,334
All other products and services	338	288	906	863
Total revenue	$1,121	$1,073	$3,202	$3,197
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents our revenue by geographic area:

In millions	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States (“U.S.”)	$500	$487	$1,448	$1,453
Americas (excluding U.S.)	152	124	406	392
Europe, Middle East and Africa	344	339	996	972
Asia Pacific	125	123	352	380
Total revenue	$1,121	$1,073	$3,202	$3,197

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. DEBT OBLIGATIONS
The following table summarizes our short-term borrowings and long-term debt:

In millions, except percentages	September 30, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility	$78	6.81%	$78	7.35%
Other	2	7.17%	3	7.19%
Total short-term borrowings	$80		$81
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities	$1,256	6.86%	$1,335	7.62%
Revolving credit facility	225	7.07%	225	7.50%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(43)		(54)
Other	1	7.17%	3	7.17%
Total long-term debt	$2,789		$2,859

Senior Secured Credit Facility The Company is party to a Credit Agreement, amended on October 17, 2024 (the “Amended Credit Agreement”), which provides for a senior secured Term Loan A facility in an aggregate principal amount of $835 million (the loans thereunder being “Term A-1 Loans”), a senior secured Term Loan A-2 Facility in an aggregate principal amount of $300 million (the loans thereunder being “Term A-2 Loans”) and a senior secured Term Loan B Facility in an aggregate principal amount of $445 million (the loans thereunder being “Term B Loans” and together with the Term A-1 Loans and the Term A-2 Loans, the “Term Loan Facilities”) and a revolving credit facility with commitments in an aggregate principal amount of $600 million (the “Revolving Credit Facility”).
On September 18, 2025, we entered into a Refinancing Facility Agreement, which modified the Amended Credit Agreement (the “Refinancing Facility Agreement”). The Refinancing Facility Agreement provided for the refinancing of the Term B Loans, which will bear interest at the Secured Overnight Financing Rate (“SOFR”) or, at our option, the Base Rate, plus, as applicable, a margin of 3.00% per annum for SOFR-based Term B Loans and 2.00% for Base Rate-based Term B Loans. As part of the refinancing, certain Term B Loans were extinguished and replaced by new loans under the Term Loan B Facility, resulting in an immaterial write off of deferred financing costs and original issuance discount. We accounted for the refinancing of the remaining Term B Loans as a modification of the existing debt.
As of September 30, 2025, the Term Loan Facilities under the Amended Credit Agreement had an aggregate principal amount of $1,580 million, of which $1,334 million remained outstanding. Additionally, as of September 30, 2025, there was $225 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit and, as of September 30, 2025, outstanding letters of credit were $27 million. Our borrowing capacity under the Revolving Credit Facility as of September 30, 2025 was $348 million.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Revolving Credit Facility and the Term B Loans are not subject to amortization and will mature on October 16, 2028 and April 16, 2029, respectively.
The obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets and the assets of the Company’s wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”), in each case, subject to customary exceptions and exclusions (the “Collateral”).
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
The Amended Credit Agreement contains a financial covenant that does not permit the Company’s consolidated leverage ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Amended Credit Agreement) to exceed (i) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (ii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject to increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and a maximum cap of 5.00 to 1.00.
Senior Secured Notes The 9.500% senior secured notes due in 2029 (the “Notes”) are unconditionally guaranteed on a senior secured basis, subject to certain limitations, by the Subsidiary Guarantors that guarantee our obligations under the Amended Credit Agreement. The Notes and related guarantees will be secured, subject to permitted liens and certain other exceptions, by first-priority liens on the Collateral. Interest is payable on the Notes semi-annually in arrears on April 1 and October 1. The Notes mature on April 1, 2029.
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
Other Debt In 2022, NCR and Cardtronics USA, Inc., a wholly owned subsidiary of the Company, entered into a master loan agreement with Banc of America Leasing & Capital, LLC pursuant to which either NCR or Cardtronics USA, Inc., as applicable, may specify one or more ATMaaS contracts, including any rights to receive payment thereunder, and the ATM equipment thereto, as security interest in the borrowing. The total amount available under the master loan agreement is $20 million, with repayment terms up to four years. As of September 30, 2025, total debt outstanding under the financing program was $3 million with a weighted average interest rate of 7.17% and a weighted average term of 1.3 years. As of December 31, 2024, total debt outstanding was $6 million with a weighted average interest rate of 7.18% and a weighted average term of 2.6 years.
Fair Value of Debt We utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of our long-term debt, which, as of September 30, 2025 and December 31, 2024 was $3,072 million and $3,126 million, respectively. Our fair value estimates are based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. TRADE RECEIVABLES FACILITY
We maintain a trade receivables facility between our wholly-owned, bankruptcy remote subsidiaries, NCR Atleos Receivables LLC (the “U.S. SPE”) and NCR Atleos Canada Receivables LP (the “Canadian SPE” and together with the U.S. SPE the “SPEs”) and PNC Bank, National Association (“PNC”) as administrative agent, and PNC, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (the “Purchasers”). The trade receivables facility allows the U.S. SPE to sell certain trade receivables on a revolving basis to the participating Purchasers. The trade receivables facility became effective October 16, 2023 and had an initial term of two years.
On September 18, 2025, the Company and the SPEs amended the principal agreements for the trade receivables facility. The amended agreements, among other things, increased the facility limit to $200 million and extended the term an additional two years, subject to earlier termination under certain terms or extension by agreement of the parties.
Under the trade receivables facility, certain of our U.S. and Canadian operating subsidiaries continuously sell their trade receivables as they are originated to the U.S. SPE or Canadian SPE, as applicable. No assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the trade receivables facility have been satisfied. We control, and therefore consolidate, the SPEs in our Condensed Consolidated Financial Statements.
As cash is collected on trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $200 million at any point in time (i.e., the maximum purchase commitment). The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE was approximately $200 million and $166 million as of September 30, 2025 and December 31, 2024, respectively. Excluding the trade receivables sold, the SPEs collectively owned $34 million and $33 million of trade receivables as of September 30, 2025 and December 31, 2024, respectively, and these amounts are included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
Upon amending the trade receivables facility, we received an initial benefit to cash from operations of $34 million in the current quarter. Continuous cash activity related to the trade receivables facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to the Purchasers. These fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers for the full and timely payment of all trade receivables sold to them. The guarantee is collateralized by the trade receivables owned by each of the SPEs that have not been sold. The reserve recognized for this recourse obligation as of September 30, 2025 and December 31, 2024 is not material.
The U.S. and Canadian operating subsidiaries continue to be involved with the trade receivables even after they are transferred to the SPEs (or further transferred to the Purchasers) by acting as servicer. In addition to any obligations as servicer, the U.S. and Canadian operating subsidiaries provide the SPEs with customary recourse in respect of (i) certain dilutive events with respect to the trade receivables sold to the SPEs that are caused by the originator and (ii) in the event of certain violations by the originator of their representations and warranties with respect to the trade receivables sold to the SPEs. These servicing and originator liabilities of the Company and its subsidiaries (other than the SPEs) under the trade receivables facility are not expected to be material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
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
Income tax expense was $7 million for the three months ended September 30, 2025 compared to $10 million for the three months ended September 30, 2024. The change for the three months ended September 30, 2025 compared to the prior year period was primarily driven by a lower estimated annual effective income tax rate, primarily due to the enactment of the One Big Beautiful Bill Act (“OBBBA”), which reduced the amount of the 2025 interest expense disallowance, resulting in a lower valuation allowance amount. We did not recognize any material discrete tax expenses or benefits in either of the three months ended September 30, 2025 or 2024.
Income tax expense was $35 million for the nine months ended September 30, 2025 compared to $18 million for the nine months ended September 30, 2024. The change for the nine months ended September 30, 2025 compared to the prior year period was primarily driven by higher income before tax applied to the estimated annual effective income tax rate. In the nine months ended September 30, 2025, we also recognized a $6 million expense related to a change in the estimated deferred tax provision, offset by a $4 million benefit related to the release of uncertain tax position reserves. In the nine months ended September 30, 2024, we recognized a $16 million benefit related to provision to return adjustments.
As of September 30, 2025, we had gross unrecognized tax benefits of $33 million. We engage in continuous discussions and negotiations with taxing authorities regarding tax matters, and we have determined that over the next twelve months we expect to resolve certain tax matters related to foreign jurisdictions. As of September 30, 2025, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $2 million to $3 million in the next twelve months.
7. STOCK COMPENSATION PLANS
We recognize expense for stock-based compensation within Operating expenses in the Condensed Consolidated Statement of Operations according to the nature of each employee’s role. Expense is based on fair value. Consistent with the requirements of ASC 718, Compensation-Stock Compensation, we recognize expense for all awards held by Atleos employees, including converted option and restricted stock unit awards in Voyix common stock.
Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

In millions	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Restricted stock units	$8	$8	$25	$27
Employee stock purchase plan	—	1	—	1
Stock-based compensation expense	8	9	25	28
Tax expense (benefit)	(1)	(1)	(2)	(3)
Stock-based compensation expense (net of tax)	$7	$8	$23	$25

On February 20, 2025, the Company granted both time-based and market-based restricted stock units under the 2023 Stock Incentive Plan to its executive officers and certain eligible employees:
•The time-based restricted stock units have a weighted-average grant date fair value of $30.28 and vest in annual installments over the three-year requisite service period ending February 20, 2028.
•The market-based restricted stock units cliff vest after three years in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return from January 1, 2025 to December 31, 2027 compared to a designated peer group. The grant-date fair value of these awards was determined to be $41.75 per share using a Monte-Carlo simulation model.

We recognize expense for these awards over the three-year requisite service period ending February 20, 2028.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Both time-based and market-based restricted stock units granted to executive officers are subject to a mandatory one-year post-vesting holding period. As such, a discount for lack of marketability was applied to awards subject to the post-vesting restrictions. The fair value of the time-based and market-based awards subject to post-vesting restrictions was $27.18 and $37.47, respectively.
The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on February 20, 2025:

Dividend yield	—%
Risk-free interest rate	4.18%
Expected volatility	48.97%
Discount for lack of marketability	10.25%
We calculated expected volatility for these restricted stock units using the historical volatility of the Company’s peers over a period of approximately three years, as we believe this is the best representation of prospective trends given the limited trading history of our stock. The risk-free interest rate was determined based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield was assumed to be zero, as we have not announced plans to pay dividends on our common stock. The discount for lack of marketability was based on a Finnerty put-option model, which uses the price of a put option to estimate the cost of insuring the value of the award against downside risk during the holding period.
As of September 30, 2025, the total unrecognized compensation cost related to unvested restricted stock grants was $50 million, which we expect to recognize over a weighted average period of approximately 2.0 years.

8. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost (income) for our company-sponsored pension plans for the three months ended September 30, 2025 and 2024, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2025	2024	2025	2024	2025	2024
Net service cost	$—	$—	$—	$—	$—	$—
Interest cost	15	17	6	5	21	22
Expected return on plan assets	(16)	(19)	(9)	(9)	(25)	(28)
Net periodic benefit cost (income)	$(1)	$(2)	$(3)	$(4)	$(4)	$(6)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of net periodic benefit cost (income) for our company-sponsored pension plans for the nine months ended September 30, 2025 and 2024, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2025	2024	2025	2024	2025	2024
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	47	50	15	15	62	65
Expected return on plan assets	(50)	(57)	(26)	(26)	(76)	(83)
Net periodic benefit cost (income)	$(3)	$(7)	$(10)	$(10)	$(13)	$(17)

The components of net periodic benefit cost (income) for our company-sponsored postretirement plan were immaterial for each of the three and nine months ended September 30, 2025 and 2024.

The components of net periodic benefit cost (income) for our post-employment plans for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2025	2024	2025	2024
Net service cost	$2	$2	$6	$5
Interest cost	2	—	4	2
Amortization of actuarial (gains) losses	—	—	1	—
Net periodic benefit cost (income)	$4	$2	$11	$7

For all of our company-sponsored plans, the components of net periodic benefit cost (income) other than net service cost are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Employer Contributions
For the three and nine months ended September 30, 2025, we contributed $2 million and $5 million, respectively, to our international pension plans and $10 million and $14 million, respectively, to our U.S. pension plan. We anticipate contributing an additional $2 million to our international pension plans and $9 million to our U.S. pension plan, resulting in total expected contributions of $7 million and $23 million, respectively, in 2025.
For the three and nine months ended September 30, 2025, we made immaterial contributions to our postretirement plan. We anticipate making total contributions of $1 million during 2025.
For the three and nine months ended September 30, 2025, we contributed $6 million and $13 million, respectively, to our post-employment plans. We anticipate contributing an additional $10 million to these plans during the remainder of 2025.
9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, warranty claims, commercial disputes and regulatory compliance, among others. Other than as stated below, we do not currently expect to incur material capital expenditures or other liabilities related to such matters. However, there is no assurance that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are subject to many possible changes in the future. We have reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

We provide our customers with indemnification rights, subject to limitations and exceptions. On limited occasions we will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, we enter into agreements in connection with acquisition and divestiture activities that include indemnification obligations. Historically, we have not recorded a liability in connection with these indemnifications.
In connection with the Separation, the Separation and Distribution Agreement provides that Voyix will transfer to the Company, and the Company will assume, certain liabilities, whether accrued or contingent, and whether arising prior to, at or after the Distribution, including, among others, all liabilities to the extent they relate to the Company’s business or the Company’s assets, 50% of certain shared environmental liabilities discussed below, 50% of all liabilities of a divested or discontinued business that was divested or discontinued prior to the Distribution and liabilities relating to, arising out of or resulting from any registration statement or similar disclosure document related to the Separation.
Shared Environmental Matters
As described above, we share liability with Voyix for certain investigatory and remedial activities and related litigation at facilities formerly owned or operated by Voyix, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). The Company is responsible for 50% of the costs and liabilities to the extent Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million. As of September 30, 2025, we had accrued $13 million related to the Shared Environmental Matters based on the information provided by Voyix and in accordance with ASC 450, Contingencies, that the amount is probable and estimable. Because of our understanding that the events underlying the incurrence of the environmental obligations were never part of the Company’s legacy business operations, we have recorded these costs in Other (expense) income, net in the Condensed Consolidated Statements of Operations.
Kalamazoo River
One of the Shared Environmental Matters is the remediation and related litigations relating to Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River”). The background and legal history of Kalamazoo River is described in our 2024 Form 10-K/A.
Voyix reported as of September 30, 2025, that their total reserve for Kalamazoo River was $127 million, reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached.
Many of the remediation costs will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time). Voyix reports that it has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, or, where remedies have not yet been determined, the costs of investigations and studies for areas of the sites, and its reserve is informed by those estimates. The extent of Voyix’s and, therefore, the Company’s, potential liability remains subject to many uncertainties, particularly because remedy decisions and cost estimates will not be generated until times in the future and most of the work to be performed will take place through the 2030s. Voyix further reported, as of September 30, 2025, that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that Voyix’s reserve for Kalamazoo River could be more than approximately double its reflected reserve.
Environmental Remediation Estimates
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. We record environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable; in accordance with accounting guidance, where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Reserves are adjusted as further information develops or circumstances change. Where our environmental liabilities result from the Shared Environmental Matters, we will rely on information shared with us by Voyix, who is controlling these matters, with respect to determining the amount of potential liability. We expect that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, including in connection with our obligations under the Separation and Distribution Agreement.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Shared Legal Matters
Pursuant to the Separation and Distribution Agreement, we share costs and liability equally with Voyix for certain pre-existing litigation matters known as of the Separation date. These matters are managed solely by Voyix, and we rely on information provided to us by Voyix to determine the amount of potential liability.
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
On June 10, 2024, the trial court entered final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix filed a notice of appeal on July 2, 2024. After hearing oral arguments on August 12, 2025, the appellate court affirmed the trial court judgment on August 26, 2025. Subsequent to the end of the quarter, on October 7, 2025, Voyix filed a petition for rehearing en banc, which remains pending. Voyix also reports that it intends to seek reimbursement of any final award from its insurance carriers to the extent of its coverage under applicable fiduciary liability insurance policies. We evaluated the appellate opinion, judgment and order and, after consulting with Voyix, concluded that, as of September 30, 2025, a loss of up to $22 million, representing the Company’s obligation to indemnify Voyix for 50% of any award, is probable and estimable and, therefore, recorded an accrual for this amount.
Purchase Commitments We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business.
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
The components of basic earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Numerator:
Net income attributable to Atleos common stockholders	$26	$21	$79	$39

Denominator:
Basic weighted average number of shares outstanding	73.7	72.3	73.4	72.0

Basic earnings per share:	$0.35	$0.29	$1.08	$0.54

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Numerator:
Net income attributable to Atleos common stockholders	$26	$21	$79	$39

Denominator
Basic weighted average number of shares outstanding	73.7	72.3	73.4	72.0
Dilutive effect of restricted stock units and stock options	2.3	2.2	2.1	1.7
Weighted average diluted shares	76.0	74.5	75.5	73.7

Diluted earnings per share:	$0.34	$0.28	$1.05	$0.53
Diluted earnings per share for the three and nine months ended September 30, 2025 excluded the effect of 0.2 million and 2.0 million shares of common stock, respectively, that may be issued in connection with restricted stock units and stock options because such effect would be antidilutive. For the three and nine months ended September 30, 2024, diluted earnings per share excluded the effect of 1.9 million and 2.6 million such shares of common stock.
11. DERIVATIVES AND HEDGING INSTRUMENTS
We are exposed to a wide variety of risks arising from both our business operations and economic conditions which we manage principally through management of our core business activities. Where deemed appropriate, to manage the impact of these exposures on earnings and/or cash flows, we may enter into a variety of derivative financial instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Foreign Currency Exchange Risk A substantial portion of our operations are located outside the United States and, as such, our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates.
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, foreign currency denominated cash flows for periods of up to 15 months. This is primarily done by hedging foreign currency denominated intercompany inventory purchases by our marketing units and purchases of foreign currency denominated inputs to our manufacturing units.
We generally designate foreign currency exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception. The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.
We also utilize forward foreign currency exchange contracts to hedge exposures of assets and liabilities denominated in foreign currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change.
Interest Rate Risk We may elect to manage interest rate risk associated with our vault cash rental obligations and floating rate-debt through the use of derivative financial instruments.
To manage differences in the amount, timing and duration of known or expected cash payments related to our Term Loan Facilities and vault cash agreements, we have entered into interest rate swap contracts. We designate these contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception. Payments and receipts related to interest rate swap contracts are included in Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Effective February 18, 2025, we terminated interest rate swap contracts with aggregate notional amounts of $500 million and $450 million associated with our Term Loan Facilities and certain U.S. Dollar vault cash agreements, respectively, for cash proceeds of $13 million. The net derivative-related gains associated with these swap contracts will be recognized in earnings through December 31, 2027, which corresponds to the term of the original interest rate swap agreements.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of September 30, 2025, we had interest rate swap contracts with aggregate notional amounts of $2.0 billion and fixed rates ranging from 4.294% to 4.306% terminating on March 31, 2027, and £350 million with a fixed rate of 5.274% terminating on December 31, 2025. These contracts have been designated as cash flow hedges of the floating rate interest associated with our U.S. Dollar and U.K. Pound Sterling vault cash agreements, respectively.
Each of our outstanding interest rate swap contracts was determined to be highly effective as of September 30, 2025. Amounts related to these derivatives reported in Accumulated other comprehensive income (loss) (“AOCI”) will be reclassified to Cost of services as payments are made on our vault cash rental obligations. Unrealized gains on terminated interest rate swap contracts reported in AOCI will be reclassified to Cost of services and Interest expense ratably over terms corresponding to the original contracts.
As of September 30, 2025 and December 31, 2024, the balance in AOCI related to interest rate swap contracts was an accumulated loss of $17 million and accumulated income of $7 million, respectively.
The following table indicates the location in our Condensed Consolidated Balance Sheets where our derivative assets and liabilities have been recognized and the related fair values of those derivatives.

	Fair Values of Derivative Instruments
		September 30, 2025		December 31, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Assets:
Interest rate swap contracts	Other current assets		$—		$5
Interest rate swap contracts	Other assets		—		7
Total assets		$—	$—	$950	$12

Liabilities:
Interest rate swap contracts	Other current liabilities		$(15)		$(7)
Interest rate swap contracts	Other liabilities		(13)		(10)
Total liabilities		$2,468	$(28)	$2,440	$(17)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$59	$—	$196	$1
Foreign exchange contracts	Other current liabilities	$335	$(1)	$117	$—
As of September 30, 2025, there were $11 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending September 30, 2026. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended September 30,			Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2025	2024
Interest rate swap contracts	$2	$(47)	Cost of Services	$(2)	$(20)
Interest rate swap contracts	$—	$(4)	Interest expense	$(1)	$(1)

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Nine months ended September 30,			Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2025	2024
Interest rate swap contracts	$(14)	$(9)	Cost of Services	$(17)	$(63)
Interest rate swap contracts	$1	(4)	Interest Expense	$(2)	$(1)
Amounts recorded in our Condensed Consolidated Statements of Operations related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and nine months ended September 30, 2025 were as follows:

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended September 30,		Nine months ended September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Foreign exchange contracts	Other income (expense), net	$(5)	$2	$(17)	$(5)
Refer to Note 12, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties and the maximum potential loss may exceed the amount recognized on our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major international financial institutions as counterparties to hedging transactions and monitoring procedures. As of September 30, 2025 and December 31, 2024, we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows:

		September 30, 2025
In millions	Location within the Condensed Consolidated Balance Sheets	Total	Level 1	Level 2	Level 3
Assets:
Debt securities	Other assets	$11	$—	$11	$—
Total assets		$11	$—	$11	$—

Liabilities:
Foreign exchange contracts	Other current liabilities	$1	$—	$1	$—
Interest rate swap contracts	Other current liabilities / Other liabilities	28	—	28	—
Total liabilities		$29	$—	$29	$—

		December 31, 2024
In millions	Location within the Condensed Consolidated Balance Sheets	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts	Other current assets	$1	$—	$1	$—
Interest rate swap contracts	Other current assets / Other assets	12	—	12	—
Debt securities	Other assets	6	—	6	—
Total assets		$19	$—	$19	$—

Liabilities:
Interest rate swap contracts	Other current liabilities / Other liabilities	$17	$—	$17	$—
Total liabilities		$17	$—	$17	$—

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
We incorporate credit valuation adjustments in our fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2025, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives, and therefore the valuations are classified in Level 2 of the fair value hierarchy.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Our available for sale debt securities represent convertible notes issued by a Canadian corporation in which we have an equity investment. The debt securities are valued using a binomial lattice model based on factors such as stock price of the issuer, principal outstanding, coupon rate, volatility, credit spread, risk-free rate and other market data. As such, the debt securities are classified in Level 2 of the fair value hierarchy. The associated unrealized gains recorded in AOCI are not material.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$9	$(33)	$7	$(17)
Other comprehensive income (loss) before reclassifications	37	—	(9)	28
Amounts reclassified from AOCI	—	1	(15)	(14)
Net current period other comprehensive income (loss)	37	1	(24)	14
Balance as of September 30, 2025	$46	$(32)	$(17)	$(3)

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$60	$(5)	$34	$89
Other comprehensive income (loss) before reclassifications	12	—	(10)	2
Amounts reclassified from AOCI	—	—	(48)	(48)
Net current period other comprehensive loss	12	—	(58)	(46)
Other	5	(5)	—	—
Balance as of September 30, 2024	$77	$(10)	$(24)	$43
Reclassifications From AOCI

	For the three months ended September 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(2)	$(2)
Interest Expense	—	—	(1)	(1)
Total before tax	$—	$—	$(3)	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended September 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(20)	$(20)
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$(21)	$(21)
Tax expense				5
Total reclassifications, net of tax				$(16)

	For the nine months ended September 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$—	$(17)	$(16)
Interest Expense	—	—	(2)	(2)
Total before tax	$1	$—	$(19)	$(18)
Tax expense				4
Total reclassifications, net of tax				$(14)

	For the nine months ended September 30, 2024
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(63)	$(63)
Interest Expense	—	—	(1)	(1)
Total before tax	$—	$—	$(64)	$(64)
Tax expense				16
Total reclassifications, net of tax				$(48)
14. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Inventories are summarized as follows:

In millions	September 30, 2025	December 31, 2024
Inventories
Work in process and raw materials	$68	$55
Finished goods	115	65
Service parts	200	187
Total inventories	$383	$307

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management identified misstatements in the second and third quarters of 2025 impacting prior period financial statements relating primarily to incorrect recognition of subscription software-related revenue, the incorrect treatment of certain network-related revenue and costs, and remeasurement of indirect taxes denominated in foreign currencies. These misstatements were determined to be immaterial, both individually and in the aggregate, to any previously issued interim or annual consolidated financial statements. Management has included in this footnote the impact of the misstatements to the previously issued comparative financial information included in this filing.
The following table sets forth the Company’s results of operations for the three and nine months ended September 30, 2024, which have been retrospectively adjusted to reflect the impact of the immaterial revisions.

In millions, except per share amounts	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Product revenue	$235	$(1)	$234	$722	$(2)	$720
Service revenue	843	(4)	839	2,487	(10)	2,477
Total revenue	1,078	(5)	1,073	3,209	(12)	3,197
Cost of products	201	—	201	623	1	624
Cost of services	615	1	616	1,850	1	1,851
Selling, general and administrative expenses	127	—	127	391	—	391
Research and development expenses	16	(1)	15	47	(4)	43
Total operating expenses	959	—	959	2,911	(2)	2,909
Income from operations	119	(5)	114	298	(10)	288
Interest expense	(79)	—	(79)	(237)	—	(237)
Other income (expense), net	(3)	(2)	(5)	4	—	4
Income before income taxes	37	(7)	30	65	(10)	55
Income tax expense	14	(4)	10	22	(4)	18
Net income (loss)	23	(3)	20	43	(6)	37
Net income (loss) attributable to noncontrolling interests	(1)	—	(1)	(2)	—	(2)
Net income (loss) attributable to Atleos	$24	$(3)	$21	$45	$(6)	$39

Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$0.33	$(0.04)	$0.29	$0.63	$(0.09)	$0.54
Diluted	$0.32	$(0.04)	$0.28	$0.61	$(0.08)	$0.53
Weighted average common shares outstanding
Basic	72.3		72.3	72.0		72.0
Diluted	74.5		74.5	73.7		73.7

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The revision impacts to the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 were as shown below:

In millions	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$23	$(3)	$20	$43	$(6)	$37
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	35	1	36	10	(1)	9
Other comprehensive income (loss)	(20)	1	(19)	(48)	(1)	(49)
Total comprehensive income (loss)	3	(2)	1	(5)	(7)	(12)
Comprehensive income (loss) attributable to Atleos common stockholders	$6	$(2)	$4	$—	$(7)	$(7)
The statement of cash flows has been updated to reflect the changes to net income and the balance sheet, with no impact to net cash provided by operating activities, as the adjustments did not impact the total operating, investing, or financing cash flows for any period presented. The revision impacts to the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 were as shown below:

	For the Nine Months ended September 30, 2024
In millions	As Reported	Adjustments	As Revised
Operating activities
Net income	$43	$(6)	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	79	1	80
Contract liabilities	(24)	8	(16)
Settlement assets and liabilities, net	46	(1)	45
Other assets and liabilities	(96)	(2)	(98)
Net cash provided by operating activities	$264	$—	$264
Cash, cash equivalents, and restricted cash at end of period	$684	$—	$684
As previously disclosed, in connection with the preparation of the Company’s interim and annual 2024 financial statements, management identified misstatements pertaining to the Separation-related accounting entries recorded in the fourth quarter of 2023, which impacted the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity presented as of December 31, 2023, and accordingly impacted the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Changes in Stockholders’ Equity as of and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively. These revisions to the Condensed Consolidated Statements of Changes in Stockholders’ Equity for interim periods during 2024 were disclosed in the Annual Report on Form 10-K of NCR Atleos Corporation for the fiscal year ended December 31, 2024, as filed with the SEC on March 3, 2025 (the “Original Report”). As such, the “As previously reported” balances in the table below already include the impact of those revision adjustments, and the table presents only the impact of the revision adjustments identified in 2025.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 presented within this Form 10-Q corrects the balance of retained earnings, which was overstated by $43 million as of December 31, 2024, $46 million as of March 31, 2025 and $34 million as of June 30, 2025, as well as the balance of Accumulated other comprehensive income (loss), which was overstated by $2 million as of December 31, 2024, and $1 million as of March 31, 2025, as compared to amounts previously reported. The changes to Retained earnings result from the cumulative revision to Net income in each historical period as well as a $2 million correction to the “Net transfers from Voyix” line in the three months ended June 30, 2024. The changes to Accumulated other comprehensive income described above, reflected in the “Other comprehensive income (loss)” line, result from the impact of the revisions on currency translation adjustments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024 (the “2024 Form 10-K/A”). The section of this Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. See the sections of the Form 10-Q titled “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
Our discussion within MD&A is organized as follows:
•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.
•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Condensed Consolidated Statements of Operations by comparing the results for the three and nine months ended September 30, 2025 to the results for the three and nine months ended September 30, 2024.
•Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2025.
Revision. In connection with the preparation of our second and third quarter 2025 financial statements, we identified misstatements in our previously-issued financial statements. Although not materially impacting any previously-reported periods, the misstatements resulted in immaterial misstatements in our historical financial statements and the revision of interim and annual periods in 2023 and 2024 and the first and second quarters of 2025. The figures in this MD&A have been similarly revised, where applicable, to reflect the impact of such corrections. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, and Note 15, “Revisions of Previously Issued Financial Statements”, in Item 1 of this Quarterly Report for additional information.
OVERVIEW
BUSINESS OVERVIEW
Atleos is an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, merchants, manufacturers, retailers and consumers. Self-directed banking is a rapidly growing, secular trend that allows banking customers to transact seamlessly between various channels all for the same transaction. Our comprehensive solutions enable the acceleration of self-directed banking through ATM and interactive teller machine technology, including software, services, hardware and our proprietary Allpoint network. While we provide all our solutions on a modular basis, we have also assembled these capabilities into a turnkey, end-to-end platform which we have branded ATM as a Service (“ATMaaS”).
Our segments consist of the following:
•Self-Service Banking - Offers solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer ATMaaS to manage and run the ATM channel end-to-end for financial institutions that includes back office, cash management, software management and ATM deployment, among others.
•Network - Provides a cost-effective way for financial institutions, financial technology companies (“fintechs”), neobanks, and retailers to reach and serve their customers through our network of ATMs and multi-functional financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our ATM network, including our proprietary Allpoint network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders, as well as the ability to convert a digital value to cash, or vice versa, via ReadyCode (formerly

Pay360). We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, and our LibertyX solution gives consumers the ability to buy and sell Bitcoin.
•Telecommunications & Technology - Offers managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers. Our customers rely on us as a strategic partner to help them reduce complexity, improve cost efficiency, and enable global geographical reach. We deliver expert professional, field, and remote services for modern network technologies including Software-Defined Wide Area Networking, Network Functions Virtualization, Wireless Local Area Networks, Optical Networking, and Edge Networks.
SPIN-OFF FROM NCR
On October 16, 2023, NCR Corporation (now known as NCR Voyix Corporation or “Voyix,” and referred to as “NCR” when discussing periods prior to the Separation), completed a spin-off to NCR shareholders of its self-service banking, network, and telecommunications and technology businesses (the “Spin-off” or “Separation”). Concurrent with the Spin-off, we became a stand alone publicly-traded company and our financial statements are now presented on a consolidated basis.
In connection with the Spin-off, we incurred and expect to incur in the future, one-time separation costs, which include one-time and non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a stand-alone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee related costs, development of our brand and other matters. We expect the separation-related costs will continue through at least fiscal year 2025.
In connection with the Spin-off, we entered into a Separation and Distribution Agreement and various other agreements with Voyix. These agreements provide a framework for our relationship with Voyix and govern various interim and ongoing relationships between Atleos and Voyix. These agreements with Voyix are described in the section of the Information Statement titled “Certain Relationships and Related Transactions-Agreements with NCR.” Following the Separation, certain functions continue to be provided by or for Voyix under the Transition Services Agreements or are being performed using our own resources or third-party service providers. Additionally, certain maintenance services, product resale and other support services and supply chain operations will continue to be provided by or to Voyix under the Commercial Agreements. On August 6, 2024, Voyix announced its intention to move the manufacturing services to another party and to further reduce the maintenance services that are being performed under the Commercial Agreements. Manufacturing services provided to Voyix were completed in the fourth quarter of 2024.
STRATEGIC INITIATIVES AND TRENDS
We expect to be a cash-generative business positioned to focus on delivering ATMaaS to a large, installed customer base across banks and retailers. We intend to build on our leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. We also expect to continue shifting to a highly recurring revenue model to drive stable cash flows and returns to stockholders.
We are continuing our transition to service and software-led solutions. Today, our cloud-based software platform includes microservices and application programming interfaces (“APIs”) that integrate with our customers’ systems and our ATMaaS solutions, bringing together all our capabilities and competencies to power the technology to run our customers’ self-directed banking networks. This is enabling us to drive growth in recurring revenues.
We have grown organically, as well as through acquisitions, to add software, services and other capabilities that complement or enhance our existing portfolio. We intend to continue pursuing opportunities to win new customers, expand our footprint and drive additional transactions and foot traffic for our customers. We also plan to continue improving our execution to drive solid returns and transform our business, enhancing value for all stockholders.

Cybersecurity Risk Management
Similar to most companies, Atleos and our customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. We maintain cybersecurity risk management policies and procedures for handling and responding to cybersecurity events, which we regularly evaluate for updates. For additional information on our cybersecurity risk management, strategy, and governance, see “Item 1C. Cybersecurity,” in our 2024 Form 10-K/A.

As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on us. Although we have not experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been mitigated by preventative, detective, and responsive measures that we have put in place. For a detailed discussion of our cybersecurity related risks, see “Item 1A. Risk Factors—Data protection, cybersecurity and data privacy issues could adversely impact our business” in our 2024 Form 10-K/A.
Impacts from Geopolitical and Macroeconomic Challenges
We continue to be exposed to macroeconomic pressures such as higher interest rates, increased logistics costs, and foreign currency fluctuations as a result of geopolitical challenges, including those due to various conflicts in and around the Red Sea region. We are navigating through these challenges with a sharp focus on, and goal of, safeguarding our employees, helping our customers and managing impacts to the business. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.
In the first quarter of 2025, the United States introduced trade policy actions that have increased or proposed to increase import tariffs across a wide range of countries at various rates. Multiple countries responded with reciprocal tariffs and other actions, and the U.S. government continues to pursue various negotiations related to trade policy. We currently import finished goods and service parts to the United States from a number of countries that are impacted by the tariff rate changes. We continue to actively monitor tariff developments, analyze their potential impact and review actions that can be taken to moderate and/or minimize their effects; however, the trade policies and responses and their related impacts are rapidly evolving, and it is likely that additional developments will occur in the coming months. The impact of these trade policy actions on our performance was immaterial in the third quarter and year-to-date periods.
Changing U.S. immigration policy has negatively impacted our Network segment as there have been fewer transactions with prepaid payroll cards and dynamic currency conversion transactions.
Global macroeconomic conditions have caused a degree of uncertainty in the investor community and among bank customers, and could significantly impact the national, regional and local banking industry and the global business environment in which we operate. If there is a severe or prolonged economic downturn, it could result in a variety of risks to our business, including driving banking customers to curtail spending, which would negatively impact our sales and business.
We expect the factors discussed above may continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of these geopolitical and macroeconomic pressures and any governmental and public actions taken in response. We continue to evaluate the long-term impact that these may have on our business model, however, there can be no assurance that the measures we have taken or will take will completely offset the negative impact.
For further information on the risks posed to our business from geopolitical and macroeconomic factors, see Item 1A, “Risk Factors”, in our 2024 Form 10-K/A, including the risk factors titled, “A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences,” and “Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.” For further information on exposures to interest rate and foreign currency exchange risk, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-Q.
Impacts from Seasonality and Tourism
Our business is generally seasonal, with lower revenue and fewer transactions occurring in the first quarter of each year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in consumer traffic through such locations. We typically experience an increase in transaction volume during the summer months, aided by increased vacation and holiday travel. This seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. We expect the fluctuations in transaction volumes to continue. For further information on the seasonality of our business, see Item 1, “Business - Seasonality”, in our 2024 Form 10-K/A.

RESULTS OF OPERATIONS
Key Strategic Financial Metrics
The following four tables show our key strategic financial metrics for the three and nine months ended September 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.
Recurring revenue as a percentage of total revenue

	Three months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Recurring revenue(1)	$783	$785	69.8%	73.2%	—%
All other products and services	338	288	30.2%	26.8%	17%
Total Revenue	$1,121	$1,073	100.0%	100.0%	4%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Nine months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Recurring revenue (1)	$2,296	$2,334	71.7%	73.0%	(2)%
All other products and services	906	863	28.3%	27.0%	5%
Total Revenue	$3,202	$3,197	100.0%	100.0%	—%
(1) Refer to our definition of Recurring revenue in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Net income (loss) attributable to Atleos and Adjusted EBITDA(1) as a percentage of total revenue

	Three months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income attributable to Atleos	$26	$21	2.3%	2.0%	24%
Adjusted EBITDA(1)	$219	$205	19.5%	19.1%	7%
(1) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Nine months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income attributable to Atleos	$79	$39	2.5%	1.2%	103%
Adjusted EBITDA(2)	$594	$556	18.6%	17.4%	7%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Other performance metrics

	Three months ended September 30,
In millions, unless otherwise noted	2025	2024
Self-Service Banking
Annualized recurring revenue(1)	$1,712	$1,645
Recurring revenue(1) as a % of SSB revenue	57%	61%
Revenue from ATMaaS arrangements	$67	$49
Network
LTM ARPU(1) (in thousands)	$16.2	$15.9
Network Managed Units(1) (in thousands)	80.9	79.5

(1) Refer to our definitions of Annualized recurring revenue, recurring revenue, LTM ARPU and Network Managed Units in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”
Non-GAAP Financial Measures and Use of Certain Terms:
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States (“GAAP”) with certain non-GAAP financial measures. Adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies. We believe these measures are useful for investors because they provide a more complete understanding of our underlying operational performance, as well as consistency and comparability with past reports of financial results.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) (non-GAAP) and Adjusted EBITDA margin (non-GAAP) are calculated as GAAP Net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges, which include integration, severance, divestiture and other exit and disposal costs; plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, and Adjusted EBITDA margin by segment is calculated based on segment Adjusted EBITDA divided by the related segment revenue. We use these non-GAAP measures to evaluate performance consistently from period to period.
Adjusted gross margin as a percentage of revenue (non-GAAP) and Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) are calculated utilizing GAAP gross margin and selling, general and administrative expenses, respectively, and excluding, as applicable, acquisition-related costs; one-time pension-related costs; separation-related costs; amortization of acquisition-related intangibles; stock-based compensation expense; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); Voyix legal indemnification expense; and other non-recurring or unusual items. We use these non-GAAP measures to evaluate performance consistently from period to period.
Use of Certain Terms
The following are operating metrics that we use to evaluate the performance of our business:
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
Annualized Recurring Revenue (“ARR”) We define this operating metric as recurring revenue, excluding software licenses sold as a subscription, for the last three months times four, plus the rolling four quarters for term-based software license arrangements that include customer termination rights. We believe this metric may be useful to investors in evaluating the Company’s achievement of strategic goals related to the conversion of the self-service banking business to recurring revenue streams over time. ARR does not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue.

Last twelve months average revenue per unit (“LTM ARPU”) We define this operating metric for the Network segment as total Network segment revenue for the previous twelve months divided by the average Network Managed Units for the previous twelve months. We believe this metric may be useful to investors in evaluating our achievement of strategic goals related to the improved monetization of our ATM fleet over a specified period, excluding the impact of seasonality. LTM ARPU does not represent revenue generated solely by our Network Managed Units, as total Network segment revenue includes revenue generated from other sources.

Network Managed Units are all transacting ATMs as of period end, whether Company-owned or Merchant-owned, other than those for which we only provide third-party processing services and those under legacy managed services arrangements.

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended September 30,				Nine months ended September 30,
In millions	2025	% of Revenue	2024	% of Revenue	2025	% of Revenue	2024	% of Revenue
Net income attributable to Atleos (GAAP)	$26	2.3%	$21	2.0%	$79	2.5%	$39	1.2%
Interest expense	68	6.1%	79	7.3%	204	6.5%	237	7.4%
Interest income	(2)	(0.2)%	(1)	(0.1)%	(4)	(0.1)%	(5)	(0.2)%
Income tax expense	7	0.6%	10	0.9%	35	1.1%	18	0.6%
Depreciation and amortization expense	43	3.8%	45	4.2%	129	4.0%	132	4.1%
Amortization of acquisition-related intangibles	24	2.1%	24	2.2%	71	2.2%	72	2.3%
Stock-based compensation expense	8	0.7%	9	0.8%	25	0.8%	28	0.9%
Separation costs	1	0.1%	5	0.5%	9	0.3%	20	0.6%
Acquisition-related costs	3	0.3%	(1)	(0.1)%	4	0.1%	(5)	(0.2)%
Transformation and restructuring	11	1.0%	7	0.7%	1	—%	14	0.4%
Voyix indemnification expense	22	2.0%	2	0.2%	27	0.8%	2	0.1%
Other (income) expense items(1)	8	0.7%	5	0.5%	14	0.4%	4	0.2%
Adjusted EBITDA (non-GAAP)	$219	19.5%	$205	19.1%	$594	18.6%	$556	17.4%
(1) Includes certain items reported within Other income (expense), net on the Condensed Consolidated Statements of Operations, such as bank fees, the components of pension, post-employment and postretirement expense other than service cost, and the impact of foreign currency exchange rate fluctuations. Prior to 2025, Adjusted EBITDA did not exclude these Other (income) expense items. All periods presented have been recast to reflect the new definition. Certain other amounts reported in Other income (expense), net are separately captured in this reconciliation. As a result, Other (income) expense items as presented does not agree to total Other income (expense), net on the Condensed Consolidated Statements of Operations.
Reconciliation of Gross Margin Rate (Gross Margin as a Percentage of Revenue) (GAAP) to Adjusted Gross Margin Rate (Adjusted Gross Margin as a Percentage of Revenue) (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross Margin Rate (GAAP)	24.2%	23.9%	23.6%	22.6%
Plus:
Amortization of acquisition-related intangibles	1.8%	1.8%	1.9%	1.9%
Stock-based compensation expense	0.1%	0.1%	0.1%	0.1%
Separation costs	0.1%	0.1%	—%	—%
Transformation and restructuring	0.3%	0.2%	0.2%	0.2%
Adjusted Gross Margin Rate (Non-GAAP)	26.5%	26.1%	25.8%	24.8%

Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
SG&A as a percentage of revenue (GAAP)	12.8%	11.8%	11.9%	12.2%
Plus:
Amortization of acquisition-related intangibles	(0.4)%	(0.4)%	(0.3)%	(0.3)%
Stock-based compensation expense	(0.6)%	(0.6)%	(0.6)%	(0.7)%
Separation costs	—%	(0.4)%	(0.2)%	(0.6)%
Acquisition-related costs	(0.2)%	—%	(0.1)%	—%
Transformation and restructuring	(0.4)%	(0.4)%	(0.2)%	(0.3)%
Voyix indemnification expense	(2.0)%	—%	(0.8)%	—%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	9.2%	10.0%	9.7%	10.3%
Consolidated Results
The following tables show our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year over year.

	Three months ended September 30,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$274	$234	24.4%	21.8%	17%
Service revenue	847	839	75.6%	78.2%	1%
Total revenue	1,121	1,073	100.0%	100.0%	4%
Product gross margin	55	33	20.1%	14.1%	67%
Service gross margin	216	223	25.5%	26.6%	(3)%
Total gross margin	271	256	24.2%	23.9%	6%
Selling, general and administrative expenses	143	127	12.8%	11.8%	13%
Research and development expenses	18	15	1.6%	1.4%	20%
Income from operations	110	114	9.8%	10.6%	(4)%
Interest expense	(68)	(79)	(6.1)%	(7.4)%	(14)%
Other income (expense), net	(9)	(5)	(0.8)%	(0.5)%	80%
Income before income taxes	33	30	2.9%	2.8%	10%
Income tax expense	7	10	0.6%	0.9%	(30)%
Net income	$26	$20	2.3%	1.9%	30%

	Nine months ended September 30,		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$728	$720	22.7%	22.5%	1%
Service revenue	2,474	2,477	77.3%	77.5%	—%
Total revenue	3,202	3,197	100.0%	100.0%	—%
Product gross margin	132	96	18.1%	13.3%	38%
Service gross margin	623	626	25.2%	25.3%	—%
Total gross margin	755	722	23.6%	22.6%	5%
Selling, general and administrative expenses	381	391	11.9%	12.2%	(3)%
Research and development expenses	52	43	1.6%	1.3%	21%
Income from operations	322	288	10.1%	9.0%	12%
Interest expense	(204)	(237)	(6.4)%	(7.4)%	(14)%
Other income (expense), net	(6)	4	(0.2)%	0.1%	(250)%
Income before income taxes	112	55	3.5%	1.7%	104%
Income tax expense	35	18	1.1%	0.6%	94%
Net income	$77	$37	2.4%	1.2%	108%
(1)Percentage of revenue is expressed relative to total revenue except for product gross margin and service gross margin, which are expressed relative to the applicable component of revenue.
Revenue

	Three months ended September 30,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Self-Service Banking	$744	$672	66.4%	62.6%	11%
Network	328	332	29.3%	30.9%	(1)%
T&T	40	46	3.5%	4.4%	(13)%
Total segment revenue	1,112	1,050	99.2%	97.9%	6%
Other(2)	9	23	0.8%	2.1%	(61)%
Consolidated revenue	$1,121	$1,073	100.0%	100.0%	4%
Consolidated revenue for the three months ended September 30, 2025 increased 4% compared to the three months ended September 30, 2024, primarily driven by a $62 million, or 6%, increase in core business segment revenues. Within this overall growth rate, Self-Service Banking contributed 7%, slightly offset by a reduction of 1% from the T&T segment, while Network remained flat compared to the prior year. Growth in core business segment revenues was driven by increases in hardware, software and services, including ATMaaS, offset by a slight decrease in transactional revenue. The consolidated revenue growth rate was impacted by a 2% expected reduction in other non-core revenues as the Voyix commercial agreements and commerce-related contracts continue to wind down.

	Nine months ended September 30,		Percentage of Revenue(1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Self-Service Banking	$2,099	$1,967	65.6%	61.5%	7%
Network	946	967	29.5%	30.2%	(2)%
T&T	124	148	3.9%	4.7%	(16)%
Total segment revenue	3,169	3,082	99.0%	96.4%	3%
Other(2)	33	115	1.0%	3.6%	(71)%
Consolidated revenue	$3,202	$3,197	100.0%	100.0%	—%

(1)Percentage of revenue is expressed relative to consolidated revenue.
(2)Contains certain immaterial business operations that do not represent a reportable segment, including commerce-related operations in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.

Consolidated revenue for the nine months ended September 30, 2025 was flat compared to the nine months ended September 30, 2024, driven by the expected reduction in other non-core business revenues from Voyix commercial agreements and commerce-related contracts. Core business segment revenue increased by 3%. Self-Service Banking contributed 4% from hardware, software and services, including ATMaaS, slightly offset by a 1% decrease from the Network and T&T businesses.
Gross Margin

	Three months ended September 30,		Percentage of Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Total gross margin	$271	$256	24.2%	23.9%	6%
Gross margin as a percentage of revenue for the three months ended September 30, 2025 increased to 24.2% compared to 23.9% for the three months ended September 30, 2024. The increase was driven by an improved mix in hardware, as well as ATMaaS growth, and was partially offset by higher vault cash interest expense. Adjusted gross margin as a percentage of revenue (non-GAAP) increased from 26.1% to 26.5% due to the same factors as discussed above.

	Nine months ended September 30,		Percentage of Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Total gross margin	$755	$722	23.6%	22.6%	5%
Gross margin as a percentage of revenue for the nine months ended September 30, 2025 increased to 23.6% compared to 22.6% for the nine months ended September 30, 2024, and adjusted gross margin as a percentage of revenue (non-GAAP) increased from 24.8% to 25.8%. These increases primarily resulted from the factors discussed above.
Selling, General and Administrative Expenses

	Three months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Selling, general and administrative expenses	$143	$127	12.8%	11.8%	13%
Selling, general, and administrative expenses for the three months ended September 30, 2025 increased $16 million and 100 basis points to 12.8% of revenue compared to the three months ended September 30, 2024. The increase was primarily due to an expense associated with a pre-Spin-off litigation matter shared with Voyix that was partially offset by ongoing cost optimization efforts and a gain on the sale-leaseback of certain owned ATMs associated with ATMaaS and Network contracts. We also incurred lower separation-related costs and transformation and restructuring costs in the current year period. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) decreased from 10.0% to 9.2% due to cost optimization, the sale-leaseback transactions, and the continued decrease in Voyix-related costs.

	Nine months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Selling, general and administrative expenses	$381	$391	11.9%	12.2%	(3)%
Selling, general, and administrative expenses for the nine months ended September 30, 2025 decreased $10 million and 30 basis points to 11.9% of revenue compared to the nine months ended September 30, 2024. We benefited from a continued focus on cost optimization efforts, recognized gains on the sale-leaseback of certain owned ATMs associated with ATMaaS and Network contracts and incurred lower separation-related costs, transformation and restructuring costs and stock-based compensation expense. These improvements were partially offset by the pre-Spin-off litigation matter shared with Voyix. Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) decreased from 10.3% to 9.7%, primarily due to decreases in Voyix-related costs and labor costs.
Research and Development Expenses

	Three months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$18	$15	1.6%	1.4%	20%
Research and development expenses for the three months ended September 30, 2025, increased $3 million compared to the three months ended September 30, 2024. As a percentage of revenue, research and development expenses increased from 1.4% to 1.6%, due to an increase in employee-related costs.

	Nine months ended September 30,		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$52	$43	1.6%	1.3%	21%
Research and development expenses for the nine months ended September 30, 2025, increased $9 million compared to the nine months ended September 30, 2024. As a percentage of revenue, research and development costs increased from 1.3% to 1.6% due to an increase in employee-related costs.
Interest Expense

	Three months ended September 30,		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$68	$79	(14)%
Interest expense decreased $11 million for the three months ended September 30, 2025 compared to 2024. This decrease was driven by a reduction in variable interest rates on our outstanding debt following a refinancing in the fourth quarter of 2024, as well as a reduction in the outstanding balance of the Term Loan Facilities. Refer to Note 4, “Debt Obligations”, for additional information on our outstanding debt.

	Nine months ended September 30,		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$204	$237	(14)%
Interest expense decreased $33 million for the nine months ended September 30, 2025 relative to the same period in 2024 due to the factors discussed above. Refer to Note 4, “Debt Obligations”, for further details regarding our outstanding debt.

Other Income (Expense), net
Other expense increased $4 million for the three months ended September 30, 2025 relative to the prior year period. The increase was primarily attributable to losses on an equity method investment and expense for non-income based taxes.
For the nine months ended September 30, 2025, we recorded expense of $6 million compared to income of $4 million in the comparative period. Losses from foreign currency exchange rate movements, primarily in hyperinflationary economies, increased, while income related to our company-sponsored defined benefit plans decreased, driven by reductions in the expected returns on our plan assets. These unfavorable impacts were partially offset by the gain on divestiture of a non-core business.

	Three months ended September 30,		Nine months ended September 30,
In millions	2025	2024	2025	2024
Other income (expense), net
Interest income	$2	$1	$4	$5
Foreign currency fluctuations and foreign exchange contracts	(6)	(5)	(19)	(8)
Employee benefit plans	4	5	10	16
Bank-related fees	(5)	(4)	(12)	(12)
Voyix environmental indemnification expense	—	(2)	(5)	(2)
Other, net	(4)	—	16	5
Total other income (expense), net	$(9)	$(5)	$(6)	$4
Income Taxes

	Three months ended September 30,		Nine months ended September 30,
In millions	2025	2024	2025	2024
Income tax expense	$7	$10	$35	$18
Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effects of significant, infrequent or unusual items.
Income tax expense for the three months ended September 30, 2025 was $7 million compared to $10 million for the comparative period. The change was driven by a lower estimated annual effective income tax rate, primarily attributable to the enactment of the One Big Beautiful Bill Act (“OBBBA”), which reduced the 2025 interest expense disallowance, resulting in a lower valuation allowance. For each of the three months ended September 30, 2025 and 2024, we did not recognize any material discrete tax expenses or benefits.
Income tax expense for the nine months ended September 30, 2025 was $35 million compared to $18 million for the comparative period. The increase was primarily due to higher income before tax. For the nine months ended September 30, 2025, we recognized a $6 million expense related to a change in our estimated deferred tax provision, offset by a $4 million benefit related to the release of reserves for uncertain tax positions. For the nine months ended September 30, 2024, we recognized a $16 million benefit related to provision to return adjustments.
We are subject to numerous federal, state and foreign tax audits. While certain reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2025 or future periods.

Segment Financial Results
We manage and report our business in the following segments: Self-Service Banking, Network, and Telecommunications & Technology (“T&T”). Our Chief Operating Decision Maker evaluates segment performance using revenue and Adjusted EBITDA. Refer to the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (non-GAAP).
Services revenues include hardware maintenance revenue, transaction services revenue and ATMaaS revenue. Software revenues include cloud revenue, software license and maintenance revenues, as well as professional services revenues. Transactional revenue includes payments processing revenue, interchange and network revenue and Bitcoin-related revenue. Hardware revenue primarily comprises revenue from sales of ATM hardware.
Self-Service Banking Revenue and Adjusted EBITDA
The following tables show our Self-Service Banking segment revenue by product and segment Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to Self-Service Banking segment revenue and the change in those amounts year-over-year.

	Three months ended September 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$376	$365	50.5%	54.3%	3%
Software	133	119	17.9%	17.7%	12%
Hardware	235	188	31.6%	28.0%	25%
Total Self-Service Banking revenue	$744	$672	100.0%	100.0%	11%
Total Adjusted EBITDA	$196	$162	26.3%	24.1%	21%

	Nine months ended September 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$1,096	$1,083	52.2%	55.1%	1%
Software	395	340	18.8%	17.3%	16%
Hardware	608	544	29.0%	27.6%	12%
Total Self-Service Banking revenue	$2,099	$1,967	100.0%	100.0%	7%
Total Adjusted EBITDA	$536	$448	25.5%	22.8%	20%
Self-Service Banking revenue increased 11% for the three months ended September 30, 2025 compared to the prior year period. Hardware revenue increased 25%, based on demand related to the industry refresh cycle. ATMaaS solutions grew 37%, with more banks continuing to outsource more software and services.
Adjusted EBITDA increased 21% for the three months ended September 30, 2025 compared to the prior year period due to profitable growth, including favorable ATMaaS revenue margins, the sale-leaseback of certain owned ATMs used in ATMaaS arrangements and continuous productivity improvements.
For the nine months ended September 30, 2025, Self-Service Banking revenue increased 7% compared to the prior year period. ATMaaS solutions grew 32%, with banks continuing to outsource more software and services. Additionally, hardware revenue increased based on demand related to the industry refresh cycle and newer ATM models.
Adjusted EBITDA for the nine months ended September 30, 2025 increased 20% compared to the prior year period as a result of the factors described above.

Network
The following tables show our Network segment revenue by product and segment Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to Network segment revenue and the change in those amounts year-over-year.

	Three months ended September 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Software	$9	$7	2.7%	2.1%	29%
Transactional	319	325	97.3%	97.9%	(2)%
Total Network revenue	$328	$332	100.0%	100.0%	(1)%
Total Adjusted EBITDA	$93	$102	28.4%	30.7%	(9)%

	Nine months ended September 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Software	$23	$21	2.4%	2.2%	10%
Transactional	923	946	97.6%	97.8%	(2)%
Total Network revenue	$946	$967	100.0%	100.0%	(2)%
Total Adjusted EBITDA	$265	$289	28.0%	29.9%	(8)%
Network revenue for the three months ended September 30, 2025 decreased 1% compared to the prior year period. The decrease was primarily due to a decline in withdrawal volumes due to U.S. immigration policies, partially offset by increases in certain international markets.
Adjusted EBITDA decreased 9% for the three months ended September 30, 2025 compared to the prior year period, driven by an increase in vault cash cost as the amortization of gains on terminated derivatives expired and a decrease in revenue. These impacts were partially offset by gains from the sale-leaseback of certain owned ATMs and ongoing productivity improvements.
Network revenue for the nine months ended September 30, 2025 decreased 2% compared to the prior year period. Withdrawal volumes decreased due to U.S. immigration policies, and transaction volume declines resulted in a decrease in Bitcoin-related revenue. These decreases were partially offset by increases in certain international markets.
Adjusted EBITDA for the nine months ended September 30, 2025 decreased 8% compared to the prior year period for the reasons discussed above.
Telecommunications & Technology (T&T)
The following tables show our T&T segment revenue by product and segment Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to T&T segment revenue and the change in those amounts year-over-year.

	Three months ended September 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$39	$44	97.5%	95.6%	(11)%
Software	1	1	2.5%	2.2%	—%
Hardware	—	1	—%	2.2%	(100)%
Total T&T revenue	$40	$46	100.0%	100.0%	(13)%
Total Adjusted EBITDA	$8	$9	20.0%	19.6%	(11)%

	Nine months ended September 30,		Percentage of Segment Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Services	$119	$137	96.0%	92.6%	(13)%
Software	2	3	1.6%	2.0%	(33)%
Hardware	3	8	2.4%	5.4%	(63)%
Total T&T revenue	$124	$148	100.0%	100.0%	(16)%
Total Adjusted EBITDA	$25	$27	20.2%	18.2%	(7)%
T&T revenue for the three months ended September 30, 2025 decreased 13% compared to the prior year period due to decreases in hardware maintenance and installation revenue, and a decrease in hardware revenue driven by a decline in customer projects.
Adjusted EBITDA decreased 11% for the three months ended September 30, 2025 compared to the prior year period due to the decrease in revenue described above.
For the nine months ended September 30, 2025, T&T revenue decreased 16% and Adjusted EBITDA decreased 7% compared to the prior year period for the reasons discussed above.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; (iii) fund capital expenditures and operating lease payments; (iv) fund indemnification payments related to legal and environmental matters; (v) meet our expected pension, postretirement and post-employment plan contributions; and (vi) fund payments related to transformation and restructuring initiatives. Our principal sources of cash are generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements based on our operating needs, growth initiatives and capital resources.
We use a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess our financial performance and liquidity. We define Adjusted free cash flow-unrestricted as net cash provided by operating activities less capital expenditures, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus proceeds from certain sale-leaseback transactions, plus pension contributions and settlements, and plus legal and environmental indemnification payments made to Voyix. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of our merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted is useful for investors because it indicates the amount of cash available for, among other things, investments in our existing businesses, strategic acquisitions and repayment of our debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore Atleos’ definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
Summarized cash flow information for the nine months ended September 30, is as follows:

	Nine months ended September 30,
In millions	2025	2024
Net cash provided by operating activities	$125	$264
Net cash used in investing activities	$(88)	$(110)
Net cash used in financing activities	$(102)	$(49)

Net cash provided by operating activities decreased $139 million for the nine months ended September 30, 2025 relative to the comparative period. The decrease was driven by the timing of cash payments to our vendors, including cash settlement payments to our merchant partners, which are impacted by the weekday on which the period closes. Additionally, in 2024 we deferred our fourth-quarter U.S. federal income tax payment of $14 million, with payment occurring in the second quarter of 2025. Operating cash flow was also negatively impacted by additional investments in inventory and higher contributions to our company-sponsored benefit plans in the current period.
Cash used in investing activities decreased by $22 million for the nine months ended September 30, 2025 relative to the prior year period. Proceeds from the sale of property, plant and equipment increased $36 million, primarily due to sale-leaseback transactions on certain of our owned ATM units. We also received proceeds on divestiture of a non-core business of $11 million. These favorable impacts were partially offset by increases in capital expenditures of $11 million and capitalized software of $13 million.
Cash used in financing activities for the nine months ended September 30, 2025 increased by $53 million relative to the prior year period, primarily due to net repayments on our term loan credit facilities of $35 million, a reduction in net borrowings under the revolving credit facility of $25 million and higher acquisition holdback payments of $11 million. These were partially offset by an increase in proceeds from employee stock plans of $4 million.
Long Term Borrowings Our Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $1,580 million, of which $1,334 million was outstanding as of September 30, 2025. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $600 million, of which $225 million was outstanding as of September 30, 2025. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit. As of September 30, 2025, we had $27 million in letters of credit outstanding.
On September 18, 2025, we entered into a Refinancing Facility Agreement, which modified the Amended Credit Agreement. The Refinancing Facility Agreement provided for the refinancing of our Term B Loans, which will bear interest at the Secured Overnight Financing Rate (“SOFR”) or, at our option, the Base Rate, plus, as applicable, a margin of 3.00% per annum for SOFR-based loans and 2.00% for Base Rate-based loans.
As of September 30, 2025, we had $1,350 million in aggregate outstanding principal balance on our 9.500% senior secured notes due in 2029.
See Note 4, “Debt Obligations”, to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for further information on our debt.
Employee Benefit Plans In 2025, we expect to make contributions of $7 million to our international pension plans, $23 million to our U.S. pension plan, $23 million to our post-employment plans, and $1 million to our postretirement plan. For additional information, refer to Note 8, “Employee Benefit Plans”, to the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by our foreign subsidiaries at September 30, 2025 and December 31, 2024 was $288 million and $329 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Share Repurchase Program On July 25, 2025, our Board of Directors approved a Share Repurchase Program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount up to $200 million. The repurchase program is for 24 months but does not obligate us to acquire a specific number or dollar amount of shares. We may repurchase shares of common stock from time to time using a variety of methods, including through open market purchases, privately negotiated transactions, and other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, and will depend on a variety of factors, including legal requirements, price, and economic and market conditions and may be limited, suspended or discontinued at any time without prior notice. There was no share repurchase activity during the three and nine months ended September 30, 2025.
As of September 30, 2025, our cash and cash equivalents totaled $412 million and our debt totaled $2,912 million. Our borrowing capacity under our Revolving Credit Facility was $348 million at September 30, 2025.
Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A, of Part I of our 2024 Form 10-K/A and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We believe that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond September 30, 2026) material cash requirements when due, including third-party debt that we incurred in connection with the Spin-off, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to pursue investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, growth strategies, people and the communities we operate in as well as to repay our indebtedness over time.
Reconciliation of Adjusted Free Cash Flow-Unrestricted
The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to our non-GAAP measure of Adjusted free cash flow-unrestricted.

	Nine months ended September 30,
In millions	2025	2024
Net cash provided by operating activities (GAAP)	$125	$264
Capital expenditures	(80)	(69)
Additions to capitalized software	(39)	(26)
Change in restricted cash settlement activity	48	(48)
Pension contributions	19	2
Indemnification payments to Voyix	6	—
Proceeds from ATM sale-leaseback transactions	35	—
Adjusted free cash flow-unrestricted (non-GAAP)	$114	$123
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual commitments and other commercial obligations described in Part II, Item 7 of our 2024 Form 10-K/A for the year ended December 31, 2024.

Critical Accounting Policies and Estimates
Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and post-employment benefits, and income taxes. These are described in Part II, Item 7 of our 2024 Form 10-K/A for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
See Note 1, “Basis of Presentation and Significant Accounting Policies”, to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to our plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our business and financial strategy; expectations regarding our cash flow generation and liquidity; our expectations of demand for our solutions and execution and the impact thereof on our financial results; our focus on advancing our strategic growth initiatives and transforming Atleos into a software-led service company with a higher mix of recurring revenue streams; and our expectations of Atleos’ ability to deliver increased value to customers and stockholders. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
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
•Separation: the impact of, and our ability to remediate, any current or future material weaknesses in our internal control over financial reporting; the perceived reliability of our financial statements if we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act; the failure of NCR Voyix Corporation (“Voyix”) to perform under various transaction agreements; our obligation to indemnify Voyix pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk Voyix may not fulfill any obligations to indemnify Atleos under such agreements; that under applicable tax law, Atleos may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes; that agreements binding on Atleos restrict it from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that we may receive worse commercial terms from third-parties for services previously received from Voyix; and that after the spin-off, certain of our executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Voyix; and
•Our Common Stock: our stock price may fluctuate significantly; substantial sales in the public market may cause the price of our common stock to decline; dilution of ownership percentages; certain provisions in our governing documents may prevent or delay an acquisition; changes in, or the elimination of, our share repurchase program could affect our stock price and increase its volatility; the exclusive forum provision in our bylaws could limit a stockholder’s ability to bring a claim against Atleos; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

Additional information concerning these and other factors can be found in our filings with the U.S. Securities and Exchange Commission, including our 2024 Form 10-K/A, quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
As a substantial portion of our operations are located outside the United States, our results can be significantly impacted by changes in foreign currency exchange rates. We are exposed to foreign currency exchange risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency exchange rate fluctuations and our reported results of operations could be affected by changes in such rates.
To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures using foreign currency exchange contracts. This is primarily done by hedging foreign currency denominated intercompany inventory purchases by our marketing units and purchases of foreign currency denominated inputs to our manufacturing units. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 11, “Derivatives and Hedging Instruments” to the Condensed Consolidated Financial Statements.
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions involving the U.S. Dollar, which represents our most significant exposure. The sensitivity analysis represents a hypothetical change in value of the hedge positions and does not reflect the related gain or loss on the forecasted underlying transaction.
•A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $14 million as of September 30, 2025.
•A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $15 million as of September 30, 2025.
We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 46% of our borrowings were on a fixed rate basis as of September 30, 2025. We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
The increase in pre-tax interest expense for the three and nine months ended September 30, 2025 from a hypothetical 100 basis point increase in variable interest rates would be approximately $5 million and $13 million, respectively, including the impact from interest rate swap agreements on our variable rate debt for the period they were outstanding. We terminated the interest swap agreements associated with our Term Loan Facilities on February 18, 2025.

As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended September 30, 2025 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.
Refer to Note 11, “Derivatives and Hedging Instruments” to the Condensed Consolidated Financial Statements for further information on our interest rate derivative contracts in effect as of September 30, 2025.
Concentrations of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments, such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties and the maximum potential loss may exceed the amount recognized on our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major international financial institutions as counterparties to hedging transactions and monitoring procedures. As of September 30, 2025 and December 31, 2024, we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers for which we do not require collateral, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of September 30, 2025, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
In the course of preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, management identified a material weakness in internal control over financial reporting as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified:
•We did not design and maintain effective controls over contract cancellations and customer credits affecting the amount of revenue derived from subscription software arrangements and the related unbilled accounts receivable and contract liabilities reconciliations.
This material weakness resulted in misstatements of and a revision to our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022, as well as the condensed consolidated financial statements for the quarterly periods within fiscal years 2024 and 2023, and the quarterly periods ended March 31, 2025 and June 30, 2025. Additionally, this material weakness could result in misstatements of revenue, unbilled accounts receivable, and contract liabilities or related disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plan of Material Weakness
We are committed to addressing the material weakness described above and have begun to implement changes to processes designed to improve our internal control over financial reporting. To date, we are designing and implementing controls, with a sufficient level of precision, to timely evaluate and review the reasonableness and supportability of unbilled accounts receivable and contract liabilities account balances attributable to subscription software arrangements, including a review of the aging of the individual unbilled receivables and the nature of the contract liabilities.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weakness or modify the remediation plan described above. We believe that this action will remediate the material weakness described above; however, the material weakness will not be considered remediated until we have completed the design and implementation of the applicable controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. At this time, we cannot provide an estimate of the costs expected to be incurred in connection with this remediation plan.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 9, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.
Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of the Company’s 2024 Form 10-K/A filed on November 5, 2025.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of our common stock are subject to certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and are further subject to the discretion of our Board of Directors.
In July 2025, our Board of Directors approved a Share Repurchase Program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount up to $200 million. There was no share repurchase activity during the three and nine months ended September 30, 2025.

Item 5.    OTHER INFORMATION
For the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

3.1	Second Amended and Restated Bylaws of NCR Atleos Corporation, dated as of October 28, 2025 (Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 28, 2025)
10.1 &	Refinancing Facility Agreement dated as of September 18, 2025 to the Credit Agreement dated as of September 27, 2024 among NCR Atleos Corporation, lenders party thereto and Bank of America, N.A., as administrative agent.
10.2 &	First Amendment to Purchase and Sale Agreement dated as of September 18, 2025 among NCR Atleos Receivables LLC as buyer, the originator entities listed on the signature pages thereto, PNC Bank, National Association, as administrative agent and MUFG Bank, LTD as a group agent.
10.3 &	Third Amendment to the Receivables Purchase Agreement dated as of September 18, 2025 by and among NCR Atleos Receivables LLC, as seller, NCR Atleos Canada Receivables LP, as guarantor, Cardtronics USA, Inc., as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers.
10.4 *	Amendment to Employment Agreement, dated as of September 23, 2025, by and between the Company and Timothy C. Oliver (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2025).
31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024; (iii) our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024; (v) our condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
& Filed herewith.
*    Management contracts or compensatory plans/arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	November 6, 2025	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer