Form 10-Q
period 2026-03-31
NCR Atleos Corp
filed 2026-05-07
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of May 1, 2026, there were 73,779,817 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Cautionary Statement about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to Atleos’ plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our proposed transaction with The Brink’s Company (“Brink’s”); our business and financial strategy; our future plans relating to workforce talent; expectations regarding our cash flow generation and liquidity; and expectations of our ability to deliver increased value to customers and stockholders. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” including factors relating to:
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
•Separation: the perceived reliability of our financial statements if we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act; that we may incur material costs and expenses as a result of the spin-off; our obligation to indemnify NCR Voyix Corporation (“Voyix”) pursuant to the agreements entered into in connection with the spin-off (including with respect to material taxes) and the risk Voyix may not fulfill any obligations to indemnify us under such agreements; that under applicable tax law, we may be liable for certain tax liabilities of Voyix following the spin-off if Voyix were to fail to pay such taxes; that agreements binding on us restrict us from taking certain actions after the distribution that could adversely impact the intended U.S. federal income tax treatment of the distribution and related transactions; potential liabilities arising out of state and federal fraudulent conveyance laws; the fact that we may receive worse commercial terms from third parties for services previously received from Voyix; and that after the spin-off, certain of our executive officers and directors may have actual or potential conflicts of interest because of their previous positions at NCR Corporation;
•Our Common Stock: our stock price may fluctuate significantly; substantial sales in the public market may cause the price of our common stock to decline; timing, amount or payment of dividends; dilution of ownership percentages; timing and impact of our share repurchase program; certain provisions in our governing documents may prevent or delay an acquisition; the exclusive forum provision in our bylaws could limit a stockholder’s ability to bring a claim against us; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; and
•Proposed Transaction with Brink’s: we expect to incur significant costs related to the mergers (the “Transactions”); Brink’s ability to consummate the Transactions; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; Brink’s ability to finance the Transactions; failure to obtain applicable regulatory or shareholder approvals in a timely manner or otherwise; failure to satisfy any other conditions to closing of the Transactions; the focus of management’s time and attention on the Transactions and other potential disruptions arising from the Transactions; the effects of the announcement of the Transactions on our business; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with banks, employees, customers or suppliers) may be greater than expected following the public announcement of the Transactions; our ability to retain certain key employees following the public announcement of the Transactions; the potential for litigation related to the Transactions; Brink’s or our ability to obtain certain third party or governmental regulatory consents, approvals or clearances; potential undisclosed liabilities of Atleos not identified during the due diligence process; the impact of the Transactions on the market price of our common stock and/or operating results; and general economic conditions that are less favorable than expected.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. We may not be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions, nor may stockholders achieve any particular level of stockholder returns. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Additional information concerning these and other factors can be found in our filings with the U.S. Securities and Exchange Commission, including our 2025 Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31,
	2026	2025
Product revenue	$221	$189
Service revenue	822	790
Total revenue	1,043	979
Cost of products	188	160
Cost of services	621	587
Selling, general and administrative expenses	130	122
Research and development expenses	20	17
Total operating expenses	959	886
Income from operations	84	93
Interest expense	(63)	(67)
Other income (expense), net	12	(4)
Income before income taxes	33	22
Income tax expense	11	9
Net income	22	13
Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to Atleos	$22	$14

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.30	$0.19
Diluted	$0.29	$0.19
Weighted average common shares outstanding
Basic	73.6	73.1
Diluted	75.6	75.2
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31,
	2026	2025
Net income	$22	$13
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(20)	13
Derivatives
Unrealized gain (loss) on derivatives	7	(11)
(Gain) loss on derivatives arising during the period	3	(13)
Less income tax	(3)	6
Employee benefit plans
Amortization of actuarial (gain) loss	(1)	—
Other comprehensive income (loss)	(14)	(5)
Total comprehensive income	8	8
Less comprehensive income (loss) attributable to noncontrolling interests:
Net loss	—	(1)
Currency translation adjustments	1	—
Amounts attributable to noncontrolling interests	1	(1)
Comprehensive income attributable to Atleos common stockholders	$7	$9
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$433	$456
Accounts receivable, net of allowances of $12 and $12 as of March 31, 2026 and December 31, 2025, respectively	575	550
Inventories	366	342
Restricted cash	151	175
Other current assets	290	301
Total current assets	1,815	1,824
Property, plant and equipment, net	509	511
Goodwill	1,958	1,958
Intangibles, net	474	498
Operating lease right of use assets	184	177
Prepaid pension cost	263	259
Deferred income tax assets	283	288
Other assets	155	153
Total assets	$5,641	$5,668
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$80	$86
Accounts payable	597	617
Payroll and benefits liabilities	106	139
Contract liabilities	435	383
Settlement liabilities	166	184
Other current liabilities	467	490
Total current liabilities	1,851	1,899
Long-term borrowings	2,703	2,672
Pension and indemnity plan liabilities	315	313
Postretirement and postemployment benefits liabilities	43	43
Income tax accruals	24	24
Operating lease liabilities	146	139
Deferred income tax liabilities	41	41
Other liabilities	122	135
Total liabilities	5,245	5,266
Commitments and Contingencies (Note 8)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 73.8 and 73.7 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Paid-in Capital	66	65
Retained earnings	306	299
Accumulated other comprehensive income	23	38
Total Atleos stockholders’ equity	396	403
Noncontrolling interests in subsidiaries	—	(1)
Total stockholders’ equity	396	402
Total liabilities and stockholders’ equity	$5,641	$5,668
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31,
	2026	2025
Operating activities
Net income	$22	$13
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and Amortization expense	70	69
Stock-based compensation expense	7	9
Pension, postretirement and postemployment benefit (income) expense	(7)	—
Deferred income taxes	1	1
(Gain) loss on divestiture and disposal of assets, net	1	(3)
Changes in assets and liabilities:
Receivables	(25)	(62)
Inventories	(40)	(60)
Current payables and accrued expenses	(33)	(37)
Contract liabilities	50	85
Employee benefit plans	(12)	(5)
Settlement assets and liabilities, net	(14)	93
Other assets and liabilities	(29)	20
Net cash (used in) provided by operating activities	$(9)	$123
Investing activities
Capital expenditures	$(27)	$(29)
Additions to capitalized software	(10)	(12)
Proceeds from divestiture	12	—
Sale (purchase) of investments, net	—	4
Net cash (used in) investing activities	$(25)	$(37)
Financing activities
Payments on term credit facilities	(52)	(39)
Borrowings on revolving credit facilities	260	150
Payments on revolving credit facilities	(180)	(135)
Payments on other financing arrangements	(1)	(1)
Tax withholding payments on behalf of employees	(6)	(7)
Payments on acquisition holdback	(8)	(16)
Repurchases of common stock	(16)	—
Principal payments for finance lease obligations	(2)	(1)
Other financing activities	(6)	—
Net cash (used in) financing activities	$(11)	$(49)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	4
Increase (decrease) in cash, cash equivalents, and restricted cash	(48)	41
Cash, cash equivalents, and restricted cash at beginning of period	644	641
Cash, cash equivalents, and restricted cash at end of period	$596	$682

See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2025	74	$1	$65	$299	$38	$(1)	$402
Comprehensive income (loss):
Net income (loss)	—	—	—	22	—	—	22
Other comprehensive income (loss)	—	—	—	—	(15)	1	(14)
Total comprehensive income (loss)	—	—	—	22	(15)	1	8
Shares repurchased and retired	—	—	—	(15)	—	—	(15)
Stock compensation	—	—	1	—	—	—	1
March 31, 2026	74	$1	$66	$306	$23	$—	$396

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2024	73	$1	$47	$188	$(17)	$4	$223
Comprehensive income (loss):
Net income (loss)	—	—	—	14	—	(1)	13
Other comprehensive income (loss)	—	—	—	—	(5)	—	(5)
Total comprehensive income (loss)	—	—	—	14	(5)	(1)	8
Net transfers from NCR Corporation	—	—	—	1	—	—	1
Stock compensation	—	—	1	—	—	—	1
March 31, 2025	73	$1	$48	$203	$(22)	$3	$233

See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCR Atleos Corporation (“NCR Atleos,” the “Company,” “we,” or “our”) is an industry-leading, global financial technology company providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers. Our comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal, recurring accruals, unless otherwise disclosed) necessary for a fair statement of our financial position as of March 31, 2026 and our results of operations and cash flows for each period presented. The results reported in these Condensed Consolidated Financial Statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with, our Annual Report on Form 10-K for the period ending December 31, 2025 (the “2025 Form 10-K”).
On February 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among NCR Atleos, The Brink’s Company, a Virginia corporation (“Brink’s”), Novus Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of Brink’s (“Merger Sub I”) and Novus Merger Sub II, LLC, a Maryland limited liability company and wholly owned subsidiary of Brink’s (“Merger Sub II”). Pursuant to the Merger Agreement, (i) Merger Sub I will merge with and into NCR Atleos (the “First Merger”), with NCR Atleos surviving the First Merger as a direct wholly owned subsidiary of Brink’s, and (ii) immediately following the First Merger, NCR Atleos will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Brink’s. The Mergers are currently expected to close in the first quarter of 2027, subject to customary closing conditions, including regulatory approvals and the approval of both companies’ shareholders.
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
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not valid. On March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) was required, subject to applicable procedures, to refund IEEPA tariffs that had been collected. On April 20, 2026, CBP began accepting submissions for certain IEEPA tariff refunds. We evaluated the

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

associated accruals under the loss recovery model and concluded that recovery of a portion of the tariffs for which refund claims had been accepted was probable. Accordingly, we accrued an immaterial net receivable for this amount. We intend to continue submitting refund claims for the remaining amounts of IEEPA tariffs we have previously paid.
Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.
Revision of Previously Issued Financial Statements During the second and third quarters of 2025, we revised our financial statements to correct misstatements that were not material, individually or in the aggregate, to any previously issued interim or annual financial statements. Prior period amounts in the Condensed Consolidated Financial Statements and applicable notes have been adjusted, where applicable, to reflect the impact of these prior period revisions. See Note 13, “Revisions of Previously Issued Financial Statements”, for additional information and quantification of the revision impacts.
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	March 31
		2026	2025
Cash and cash equivalents	Cash and cash equivalents	$433	$352
Cash included in settlement processing assets	Restricted cash	151	316
Long term restricted cash	Other Assets	12	14
Total cash, cash equivalents, and restricted cash		$596	$682
Contract Assets and Liabilities The following table presents the net contract liability balances as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2026	December 31, 2025
Current portion of contract liabilities	Contract liabilities	$435	$383
Non-current portion of contract liabilities	Other liabilities	$39	$41
During the three months ended March 31, 2026, we recognized $159 million in revenue that was included in contract liabilities as of December 31, 2025. During the three months ended March 31, 2025, we recognized $103 million in revenue that was included in contract liabilities as of December 31, 2024.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of March 31, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was approximately $2.3 billion. We expect to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
We have made certain elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the right to invoice practical expedient.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Accounts Receivable and Allowance for Credit Losses on Accounts Receivable The components of Accounts receivable, net are summarized as follows:

In millions	March 31, 2026	December 31, 2025
Accounts receivable
Trade	$550	$520
Other	37	42
Accounts receivable, gross	587	562
Less: allowance for credit losses	(12)	(12)
Total accounts receivable, net	$575	$550
We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable, as well as risks to specific industries or countries, and adjust the reserves accordingly. Provisions, write-offs and recoveries against the reserve for each of the three months ended March 31, 2026 and 2025 were immaterial.
Fair Value of Financial Instruments The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of March 31, 2026 and December 31, 2025. The fair values of our debt and derivative instruments are disclosed in Note 4, “Debt Obligations” and Note 10, “Derivatives and Hedging Instruments”, respectively.
We apply a fair value hierarchy when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
As of both March 31, 2026 and December 31, 2025, the fair value of our available for sale debt securities was $9 million.
Trade Receivables Facility We maintain a trade receivables facility under which we sell certain receivables to third-party financial institutions. There have been no material changes to the facility since December 31, 2025. The total outstanding balance of trade receivables that had been sold and derecognized as of both March 31, 2026 and December 31, 2025 was approximately $200 million.
Recent Accounting Pronouncements
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
Other accounting pronouncements issued before, but not effective until after, March 31, 2026, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
The carrying amount of goodwill by segment as of March 31, 2026 and December 31, 2025 is presented in the table below.

	December 31, 2025			March 31, 2026
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,702	$—	$—	$1,702
Self Service Banking(1)	256	—	—	256
Total goodwill	$1,958	$—	$—	$1,958
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

	Amortization Period (in Years)	March 31, 2026		December 31, 2025
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$398	$(140)	$398	$(133)
Technology-software	3 - 8	536	(323)	536	(307)
Tradenames	1 - 10	52	(49)	52	(48)
Total identifiable intangible assets		$986	$(512)	$986	$(488)
Amortization expense related to acquired intangible assets for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
In millions	2026	2025
Amortization expense	$24	$23
The estimated amortization expense for acquired intangible assets for the following periods is:

		For the years ended December 31,
In millions	Remainder of 2026	2027	2028	2029	2030
Amortization expense	$66	$82	$79	$55	$33
3. SEGMENT INFORMATION AND CONCENTRATIONS
We are organized primarily based on our operating model, management structure and organizational responsibilities. Resources are allocated and segment performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). Our three reportable segments are as follows:
•Self-Service Banking—Provides ATM hardware, software and related services to financial institutions, including installation, maintenance, and professional services. The segment also offers ATM as a Service (“ATMaaS”) solutions that provide end-to-end management of ATM channels, including back office operations, cash management, software management and ATM deployment.
•Network—Provides financial institutions, financial technology companies and retailers with access to our network of ATMs and multi-function financial services kiosks, enabling cash withdrawals, deposits and digital-to-cash

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

conversion services. The segment also provides ATM branding, ATM management services and digital asset access services through LibertyX.
•Telecommunications & Technology (“T&T”)—Provides managed network and infrastructure services to enterprise clients through relationships with communications service providers and technology manufacturers. Services include professional, field, and remote support for networking technologies.
Corporate income and expenses not allocated to segments includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment. Other income and expenses not allocated to segments includes certain other immaterial business operations that do not represent a reportable segment, including commerce-related operations in countries that Voyix exited that are aligned to us, and revenues from commercial agreements with Voyix.
Our segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company’s resources. We evaluate the performance of our segments and allocate resources to them based on revenue and Adjusted EBITDA. We determine Adjusted EBITDA based on GAAP net income (loss) attributable to NCR Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs, including costs related to the Brink’s transaction; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. We consider these adjustments non-operational or non-recurring in nature and we exclude them from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
The CODM uses segment Adjusted EBITDA in the annual budgeting and forecasting process for all segments. The CODM considers budget-to-actual variances for their profit measure on a monthly basis when making decisions about allocating capital and resources to the segments.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables present revenue, significant segment expenses and Adjusted EBITDA by segment for the three months ended March 31, 2026 and 2025.

In millions	For the three months ended March 31, 2026
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$697	$301	$40	$1,038
Other (1)				5
Consolidated Revenue				$1,043
Less:
Adjusted cost of products (2)	165	8	2	175
Adjusted cost of services (2)	339	207	28	574
Adjusted SG&A and R&D expenses (2)	51	25	3	79
Other segment items (3)	(17)	(23)	—	(40)
Total Segment Adjusted EBITDA	$159	$84	$7	$250
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$250
Less unallocated amounts
Corporate income and expenses not allocated to segments				79
Other income and expenses not allocated to segments				(1)
Interest expense				63
Interest income				(2)
Income tax expense				11
Depreciation and amortization expense				44
Amortization of acquisition-related intangibles				24
Stock-based compensation expense				7
Acquisition-related transaction costs				2
Transformation and restructuring				(5)
Voyix indemnification expense (4)				3
Other (income) expense items, net (5)				3
Net income attributable to Atleos				$22

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the three months ended March 31, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$623	$299	$43	$965
Other (1)				14
Consolidated Revenue				$979
Less:
Adjusted cost of products (2)	137	10	1	148
Adjusted cost of services (2)	302	204	29	535
Adjusted SG&A and R&D expenses (2)	47	23	5	75
Other segment items (3)	(15)	(24)	—	(39)
Total Segment Adjusted EBITDA	$152	$86	$8	$246
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Atleos
Segment Adjusted EBITDA				$246
Less unallocated amounts
Corporate income and expenses not allocated to segments				76
Other income and expenses not allocated to segments				(2)
Interest expense				67
Interest income				(1)
Income tax expense				9
Depreciation and amortization expense				42
Amortization of acquisition-related intangibles				23
Stock-based compensation expense				9
Separation costs				2
Transformation and restructuring				1
Voyix indemnification expense (4)				4
Other (income) expense items, net (5)				2
Net income attributable to Atleos				$14
(1) Other revenue represents certain other immaterial business operations, including commerce-related operations in countries that Voyix exited that are aligned to NCR Atleos, that do not represent a reportable segment. Other also includes revenues from commercial agreements with Voyix.
(2) Adjusted cost of products, Adjusted cost of services and Adjusted SG&A and R&D expenses are determined by excluding, as applicable: acquisition-related costs, including costs related to the Brink’s transaction; pension settlements, pension curtailments and pension special termination benefits; separation-related costs; amortization of acquisition-related intangibles; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); and other non-recurring or unusual items from the cost of products, cost of services, selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) as presented on the statement of operations. These amounts are presented consistent with how they are viewed by the CODM. The costs are calculated consistent with our definition of Adjusted EBITDA, which is our measure of segment profit or loss, except that these amounts include depreciation and amortization expense. We believe these measures are useful for investors because they may provide a more complete understanding of our underlying operational performance, as well as consistency and comparability with past reports of financial results.
(3) Primarily includes an adjustment for depreciation and amortization expense to reconcile segment results to Adjusted EBITDA, which is our segment measure of profit or loss.
(4) Represents our indemnification of certain legal and environmental remediation-related costs shared with Voyix. Refer to Note 8, “Commitments and Contingencies”, for further details on these matters.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents recurring revenue and all other products and services revenue that we recognize at a point in time:

In millions	Three months ended March 31,
	2026	2025
Recurring revenue (1)	$754	$741
All other products and services	289	238
Total revenue	$1,043	$979
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents our revenue by geographic area:

In millions	Three months ended March 31,
	2026	2025
United States (“U.S.”)	$499	$449
Americas (excluding U.S.)	115	110
Europe, Middle East and Africa	314	311
Asia Pacific	115	109
Total revenue	$1,043	$979

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. DEBT OBLIGATIONS
The following table summarizes our short-term borrowings and long-term debt:

In millions, except percentages	March 31, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility	$78	6.17%	$78	6.34%
Other	2	7.17%	8	2.21%
Total short-term borrowings	$80		$86
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities	$1,185	6.30%	$1,237	6.43%
Revolving credit facility	205	6.97%	125	6.44%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(37)		(40)
Total long-term debt	$2,703		$2,672

Senior Secured Credit Facility We are party to a credit agreement which provides for senior secured term loan facilities and a revolving credit facility. The term loan facilities consist of Term A-1 Loans and Term A-2 Loans with a maturity of October 16, 2028, and Term B Loans with a maturity of April 16, 2029. The revolving credit facility matures on October 16, 2028 and includes commitments of $600 million.
As of March 31, 2026, the term loan facilities had an aggregate principal amount of $1,580 million, of which $1,263 million remained outstanding. Borrowing under the revolving credit facility totaled $205 million, with $29 million of outstanding letters of credit. We had $366 million of remaining borrowing capacity under the revolving credit facility.
Borrowings under the credit agreement bear interest at rates based on the Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable margin.
Senior Secured Notes As of March 31, 2026 and December 31, 2025, we had $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Notes”).
In connection with the Mergers, on March 11, 2026, we received the requisite consents from holders of our Notes and entered into a supplemental indenture to amend the defined term “Change of Control” to provide that the Mergers will not constitute a Change of Control and to add or amend certain other defined terms related to the Change of Control put provisions contained in the indenture governing the Notes (collectively, the “CoC Put Waiver”). As a result of the CoC Put Waiver, we are not required to repurchase any portion of the Notes as a result of the consummation of the Mergers. The supplemental indenture became effective immediately upon execution, but the CoC Put Waiver will not become operative until immediately prior to the effective time of the First Merger and will cease to be operative if the First Merger is not consummated or we do not pay the consent fee to the paying agent on behalf of the holders.
Other Debt As of March 31, 2026, we had $2 million debt outstanding under our master loan agreement with Banc of America Leasing & Capital LLC, with a weighted average interest rate of 7.17% and a weighted average term of 0.9 years. As of December 31, 2025, debt outstanding under this agreement was $3 million with a weighted average interest rate of 7.17% and a weighted average term of 1 year.
Fair Value of Debt We utilized Level 2 inputs to measure the fair value of our long-term debt, which, as of March 31, 2026 and December 31, 2025 was $2,973 million and $2,975 million, respectively.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the Mergers, we are subject to customary interim operating covenants that restrict, subject to certain exceptions, the incurrence of additional indebtedness, including guarantees and other credit support arrangements.
5. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items.
Income tax expense was $11 million for the three months ended March 31, 2026 compared to $9 million for the three months ended March 31, 2025. The increase compared to the prior year period was primarily due to higher income before income taxes in the current quarter, partially offset by a lower effective tax rate. We did not recognize any material discrete tax expenses or benefits in either of the three months ended March 31, 2026 or 2025.
As of March 31, 2026, we had gross unrecognized tax benefits of $25 million. We engage in continuous discussions and negotiations with taxing authorities regarding tax matters, and we have determined that over the next twelve months we expect to resolve certain tax matters related to foreign jurisdictions.
6. STOCK COMPENSATION
We recognize expense for stock-based compensation within Operating expenses in the Condensed Consolidated Statement of Operations. Expense for stock-based awards granted to employees is based upon fair value on the grant date. Consistent with the requirements of ASC 718, Compensation-Stock Compensation, we recognize expense for all awards held by NCR Atleos employees, including converted option and restricted stock unit awards in Voyix common stock.
Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

In millions	Three months ended March 31,
	2026	2025
Restricted stock units	$7	$9
Tax benefit	(1)	—
Stock-based compensation expense (net of tax)	$6	$9

On March 10, 2026, the Company granted time-based restricted stock units under the 2023 Stock Incentive Plan to its executive officers and certain eligible employees. These restricted stock units have a weighted-average grant date fair value of $44.56 and vest 25% on February 16, 2027, 25% on February 16, 2028, and 50% on February 16, 2029, subject to continuous employment with the Company through and until the vesting date. We recognize expense for these awards over the requisite service period.
The time-based restricted stock units granted to executive officers are subject to a mandatory two-year post-vesting holding period. A discount for lack of marketability of 13.26% was calculated using the Finnerty put-option model and applied to the awards subject to post-vesting restrictions. The resulting fair value of the awards subject to post-vesting restrictions was $38.65.
The Finnerty model uses the price of a put option to estimate the cost of insuring the value of the award against downside risk during the holding period. We calculated expected volatility of 42.16% for these restricted stock units using the historical volatility of our stock over a period of approximately two years. The expected dividend yield was assumed to be zero, as we have not announced plans to pay dividends on our common stock.
As of March 31, 2026, the total unrecognized compensation cost related to unvested restricted stock grants was $74 million, which we expect to recognize over a weighted average period of approximately 2.3 years.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost (income) for our company-sponsored pension plans for the three months ended March 31, 2026 and 2025, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2026	2025	2026	2025	2026	2025
Interest cost	$14	$16	$5	$5	$19	$21
Expected return on plan assets	(19)	(17)	(10)	(8)	(29)	(25)
Net periodic benefit cost (income)	$(5)	$(1)	$(5)	$(3)	$(10)	$(4)

The components of net periodic benefit cost (income) for our company-sponsored postretirement plan were immaterial for each of the three months ended March 31, 2026 and 2025.

The components of net periodic benefit cost (income) for our postemployment plans for the three months ended March 31, 2026 and 2025, were as follows:

	Three months ended March 31,
In millions	2026	2025
Net service cost	$1	$2
Interest cost	1	1
Amortization of:
Actuarial (gains) losses	(1)	1
Net periodic benefit cost	$1	$4

For all of our company-sponsored plans, the components of net periodic benefit cost (income) other than net service cost are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Employer Contributions
For the three months ended March 31, 2026, we contributed $1 million to our international pension plans and $10 million to our U.S. pension plan. We anticipate contributing an additional $3 million to our international pension plans and $38 million to our U.S. pension plan, resulting in total expected contributions of $4 million and $48 million, respectively, in 2026.
For the three months ended March 31, 2026, we made immaterial contributions to our postretirement plan. We do not anticipate making material contributions for the remainder of 2026.
For the three months ended March 31, 2026, we contributed $7 million to our postemployment plans. We anticipate contributing an additional $1 million to these plans during the remainder of 2026.
8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, warranty claims, commercial disputes and regulatory compliance, among others. Other than as stated below, we do not currently expect to incur material capital expenditures or other liabilities related to such matters. However, there is no assurance that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

resources, which are subject to many possible changes in the future. We have reflected all liabilities in the Condensed Consolidated Financial Statements when a loss is considered probable and reasonably estimable.
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
We also share liability with NCR Voyix (“Voyix”) for certain environmental liabilities and legal matters as a result of our spin-off from Voyix in 2023.
Shared Environmental Matters
We share liability with Voyix for certain investigatory and remedial activities and related litigation at facilities formerly owned or operated by Voyix, to comply, or to determine compliance, with environmental laws (the “Shared Environmental Matters”). We are responsible for 50% of the costs and liabilities to the extent Voyix’s annual costs, net of any insurance proceeds and third-party payments actually received, exceed $15 million. Many of the remediation costs will not be determined for several years and thus the high end of a range of possible costs cannot be quantified at this time. Voyix reports that it has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified or, where remedies have not yet been determined, the costs of investigations and studies for areas of the sites, and its reserve is informed by those estimates.
As of March 31, 2026, we had accrued $27 million related to these environmental matters based on the information provided by Voyix and our determination that the amount is probable and estimable. Our understanding is that the events underlying the incurrence of the environmental obligations were never part of our legacy business operations. As such, we have recorded these costs in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Kalamazoo River
One of the environmental matters is the remediation and related litigations relating to Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River”). The background and legal history of Kalamazoo River is described in our 2025 Annual Report on Form 10-K.
Voyix reported as of December 31, 2025, that their total reserve for Kalamazoo River was $111 million, reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. Voyix’s reserve as of March 31, 2026, may be higher or lower than previously reported.
The extent of Voyix’s and, therefore, our potential liability remains subject to many uncertainties, particularly because remedy decisions and cost estimates will not be generated until times in the future and most of the work to be performed will take place through the 2030s. Voyix further reported, as of December 31, 2025, that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that Voyix’s reserve for Kalamazoo River could be more than approximately double its reflected reserve.
Environmental Remediation Estimates
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. We record environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Reserves are adjusted as further information develops or circumstances change. Where our environmental liabilities result from the Shared Environmental Matters, we will rely on information shared with us by Voyix, who is controlling these matters, with respect to determining the amount of potential liability. We expect that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites.
Shared Legal Matters
In November 2015, in Hoak, et al. v. Plan Administrator of the Plans of NCR Corporation, participants and beneficiaries of certain deferred compensation retirement plans sponsored by NCR Corporation (collectively, the “Plan”) filed a putative

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

class action lawsuit against NCR Corporation, now Voyix, and other defendants, alleging the defendants breached the plan agreements by, among other things, paying lump sum payments based on mortality tables and actuarial calculations upon termination of the Plan. The court certified a class in 2017.
On June 10, 2024, the trial court entered final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix filed a notice of appeal on July 2, 2024. After hearing oral arguments on August 12, 2025, the appellate court affirmed the trial court judgment on August 26, 2025. On October 7, 2025, Voyix filed a petition for rehearing en banc, which the court denied on December 3, 2025. In February 2026, the matter was remanded back to the district court for further proceedings to finalize the amount owed to plaintiffs. Prior to resolution by the court, in April 2026, the parties reached a settlement to resolve all issues associated with damages owed to plan participants, interest, and attorney’s fees. The settlement will need to be approved by the court before it is finalized. Voyix reports that it intends to seek reimbursement of the settlement amount from its insurance carriers to the extent of its coverage under applicable fiduciary liability insurance policies.
We evaluated the settlement and, after consulting with Voyix, concluded that, as of March 31, 2026, a loss of up to $24 million, representing our obligation to indemnify Voyix for 50% of the settlement amount, is probable and estimable and, therefore, increased our accrual to reflect this amount.
9. EARNINGS PER SHARE
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
The components of basic earnings per share are as follows:

	Three months ended March 31,
In millions, except per share amounts	2026	2025
Numerator:
Net income attributable to Atleos common stockholders	$22	$14

Denominator:
Basic weighted average number of shares outstanding	73.6	73.1

Basic earnings per share:	$0.30	$0.19

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

	Three months ended March 31,
In millions, except per share amounts	2026	2025
Numerator:
Net income attributable to Atleos common stockholders	$22	$14

Denominator
Basic weighted average number of shares outstanding	73.6	73.1
Dilutive effect of restricted stock units and stock options	2.0	2.1
Weighted average diluted shares	75.6	75.2

Diluted earnings per share:	$0.29	$0.19
Diluted earnings per share for the three months ended March 31, 2026 and 2025 excluded the effect of 0.1 million and 2.1 million shares of common stock, respectively, that may be issued in connection with restricted stock units and stock options because such effect would be antidilutive.
10. DERIVATIVES AND HEDGING INSTRUMENTS
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
Foreign Currency Exchange Risk A substantial portion of our operations are located outside the U.S. and, as such, our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates.
Our risk management strategy may include hedging, on behalf of certain subsidiaries, a portion of our forecasted, foreign currency denominated cash flows. We generally designate and account for foreign currency exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective.
We may also utilize forward foreign currency exchange contracts to hedge exposures of assets and liabilities denominated in foreign currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change.
Interest Rate Risk We may elect to manage interest rate risk associated with our vault cash rental obligations and floating- rate debt through the use of derivative financial instruments.
To manage differences in the amount, timing and duration of known or expected cash payments related to our floating-rate debt and vault cash agreements, we have entered into interest rate swap contracts. We designate these contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective. Payments and receipts related to interest rate swap contracts are included in Operating Activities in the Condensed Consolidated Statements of Cash Flows.
In 2025, we terminated certain interest rate swap contracts associated with our floating-rate debt and U.S. Dollar vault cash agreements for cash proceeds of $13 million. The related deferred gains recorded in AOCI are being reclassified to Cost of services and Interest expense through December 31, 2027, consistent with the original hedge terms.
As of March 31, 2026, we had interest rate swap contracts with aggregate notional amounts of $2.0 billion and fixed rates ranging from 4.294% to 4.306%, with maturities through March 31, 2027. These contracts are designated as cash flow hedges of the floating-rate interest associated with our U.S. Dollar vault cash agreements. Amounts recorded in AOCI will be reclassified to Cost of services as payments are made on our vault cash rental obligations. As of March 31, 2026 and December 31, 2025, the AOCI balance related to interest rate derivatives was a net loss of $9 million and $16 million, respectively.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table indicates the location and fair value of derivative assets and liabilities reported in our Condensed Consolidated Balance Sheets, as well as the applicable fair value hierarchy levels. There were no changes in valuation techniques and no transfers between levels 1, 2, or 3 during the periods presented.

	Fair Values of Derivative Instruments
			March 31, 2026		December 31, 2025
In millions	Balance Sheet Location	Fair Value Hierarchy	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Liabilities:
Interest rate swap contracts	Other current liabilities	Level 2		$(14)		$(17)
Interest rate swap contracts	Other liabilities	Level 2		—		(7)
Total liabilities			$2,000	$(14)	$2,000	$(24)

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	Level 2	$156	$—	$252	$1
Foreign currency exchange contracts	Other current liabilities	Level 2	$202	$(1)	$124	$(1)
As of March 31, 2026, there were $10 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending March 31, 2027. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended March 31,			Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2026	2025	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2026	2025
Interest rate swap contracts	$7	$(12)	Cost of Services	$3	$(12)
Interest rate swap contracts	$—	$1	Interest expense	$—	$(1)
Amounts recorded in our Condensed Consolidated Statements of Operations related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three months ended March 31, 2026 and 2025, were as follows:

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2026	2025
Foreign exchange contracts	Other income (expense), net	$(5)	$(3)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Concentration of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties and the maximum potential loss may exceed the amount recognized on our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major financial institutions as counterparties to hedging transactions and monitoring procedures. As of March 31, 2026 and December 31, 2025, we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of AFS Securities	Total
Balance as of December 31, 2025	$52	$4	$(16)	$(2)	$38
Other comprehensive income (loss) before reclassifications	(21)	—	5	—	(16)
Amounts reclassified from AOCI	—	(1)	2	—	1
Net current period other comprehensive income (loss)	(21)	(1)	7	—	(15)
Balance as of March 31, 2026	$31	$3	$(9)	$(2)	$23

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$9	$(33)	$7	$(17)
Other comprehensive income (loss) before reclassifications	13	—	(8)	5
Amounts reclassified from AOCI	—	—	(10)	(10)
Net current period other comprehensive loss	13	—	(18)	(5)
Balance as of March 31, 2025	$22	$(33)	$(11)	$(22)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Reclassifications From AOCI

	For the three months ended March 31, 2026
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Other income (expense), net	$(1)	$—	$—	$(1)
Cost of services	—	—	3	3
Interest expense	—	—	—	—
Total before tax	$(1)	$—	$3	$2
Tax expense				(1)
Total reclassifications, net of tax				$1

	For the three months ended March 31, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(12)	$(12)
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$(13)	$(13)
Tax expense				3
Total reclassifications, net of tax				$(10)
12. INVENTORIES
The components of Inventories were as follows:

In millions	March 31, 2026	December 31, 2025
Inventories
Work in process and raw materials	$69	$59
Finished goods	109	92
Service parts	188	191
Total inventories	$366	$342

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
13. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, we identified misstatements in the second and third quarters of 2025 impacting prior period financial statements relating primarily to incorrect recognition of subscription software-related revenue, the incorrect treatment of certain network-related revenue and costs, and remeasurement of indirect taxes denominated in foreign currencies. These misstatements were determined to be immaterial, both individually and in the aggregate, to any previously issued interim or annual consolidated financial statements. We have included in this footnote the impact of the misstatements to the previously issued comparative financial information included in this filing.
The following table sets forth our results of operations for the three months ended March 31, 2025, which have been adjusted to reflect the impact of the immaterial revisions.

In millions, except per share amounts	Three months ended March 31, 2025
	As Reported	Adjustments	As Revised
Service revenue	$791	$(1)	$790
Total revenue	980	(1)	979
Cost of services	585	2	587
Total operating expenses	884	2	886
Income from operations	96	(3)	93
Other income (expense), net	(3)	(1)	(4)
Income before income taxes	26	(4)	22
Income tax expense	10	(1)	9
Net income (loss)	16	(3)	13
Net income (loss) attributable to Atleos	$17	$(3)	$14

Net income (loss) per share attributable to Atleos common stockholders:
Net income (loss) per common share
Basic	$0.23	$(0.04)	$0.19
Diluted	$0.23	$(0.04)	$0.19
Weighted average common shares outstanding
Basic	73.1		73.1
Diluted	75.2		75.2

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The revision impacts to our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 are shown below:

In millions	Three months ended March 31, 2025
	As Reported	Adjustments	As Revised
Net income	$16	$(3)	$13
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	14	(1)	13
Other comprehensive income (loss)	(4)	(1)	(5)
Total comprehensive income (loss)	12	(4)	8
Comprehensive income (loss) attributable to Atleos common stockholders	$13	$(4)	$9
The statement of cash flows has been updated to reflect the changes to net income and the balance sheet, with no impact to net cash provided by operating activities, as the adjustments did not impact the total operating, investing, or financing cash flows for the period presented. The revision impacts to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 are shown below:

	Three months ended March 31, 2025
In millions	As Reported	Adjustments	As Revised
Operating activities
Net income	$16	$(3)	$13
Changes in assets and liabilities:
Receivables	(65)	3	(62)
Current payables and accrued expenses	(39)	2	(37)
Contract liabilities	84	1	85
Other assets and liabilities	23	(3)	20
Net cash provided by operating activities	$123	$—	$123
Cash, cash equivalents, and restricted cash at end of period	$682	$—	$682

The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2025 presented within this Form 10-Q corrects the balance of retained earnings and AOCI, as disclosed in the table below.

(in millions)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, March 31, 2025 (as previously reported)	$249	$(23)	$278
Cumulative adjustment due to error correction in prior periods	(43)	2	(41)
Adjustment due to error correction of Net income (loss)	(3)	—	(3)
Adjustment due to error correction of Other Comprehensive income	—	(1)	(1)
Balances, March 31, 2025 (as revised)	$203	$(22)	$233

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This quarterly report contains forward-looking statements. See the sections of the Form 10-Q titled “Cautionary Statement about Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
Revision. In connection with the preparation of our second and third quarter 2025 financial statements, we identified misstatements in our previously-issued financial statements. Although not materially impacting any previously-reported periods, the misstatements resulted in immaterial misstatements in our historical financial statements and the revision of the first and second quarters of 2025. The figures in this MD&A reflect the impact of such revisions. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, and Note 13, “Revisions of Previously Issued Financial Statements”, in Item 1 of this Quarterly Report for additional information.
OVERVIEW
We are an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, merchants, manufacturers, retailers and consumers. We operate through three reportable segments: Self-Service Banking, Network and Telecommunications and Technology (“T&T”).
During the first quarter, we continued to pursue our focus on customer service, leveraging AI-powered diagnostics, intelligent dispatch systems and fleet-level performance management to improve ATM availability. We experienced revenue growth in our Self-Service Banking segment, driven by increased hardware sales and associated installation services, as well as continued growth in our ATM as a Service (“ATMaaS”) business. Network segment revenues were flat year over year, with growth in certain international markets offset by declines in domestic transaction volumes. Gross margin compressed slightly year over year, due to the impact of higher tariffs and increases in the cost of certain components used in manufacturing, as well as higher vault cash cost in our Network segment. We anticipate that component costs could remain elevated for the remainder of the year, which could affect gross margin in future quarters.
We are exposed to macroeconomic factors such as interest rates, foreign currency fluctuations, geopolitical tensions and shifts in global trade policies. While the impact to our first quarter results was not material, we anticipate that a prolonged conflict with Iran could negatively impact our ability to deliver products and services in certain markets, and result in an increase in transportation costs.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not valid, and on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) was required, subject to applicable procedures, to refund the IEEPA tariffs it had collected. On April 20, 2026, CBP began accepting submissions for certain IEEPA tariff refunds. To date, a portion of our refund claims have been accepted, and we have accrued an immaterial net receivable related to this. We continue to submit claims in anticipation of receiving a refund of the full amount we previously paid.
On February 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Atleos, The Brink’s Company, a Virginia corporation (“Brink’s”), Novus Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of Brink’s (“Merger Sub I”) and Novus Merger Sub II, LLC, a Maryland limited liability company and wholly owned subsidiary of Brink’s (“Merger Sub II”). Pursuant to the Merger Agreement, (i) Merger Sub I will merge with and into Atleos (the “First Merger”), with Atleos surviving the First Merger as a direct wholly owned subsidiary of Brink’s, and (ii) immediately following the First Merger, Atleos will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Brink’s. Pursuant to the Merger Agreement, Brink’s will acquire each outstanding share of Atleos stock for $30.00 in cash, without interest, and 0.1574 shares of validly issued, fully paid and nonassessable shares of Brink’s common stock. The Mergers are currently expected to close in the first quarter of 2027, subject to customary closing conditions, including regulatory approvals and the approval of both companies’ shareholders. In connection with the Mergers, on March 11, 2026, we received the requisite consents from holders of our 9.500% Senior Secured Notes due 2029 (the “Notes”) and entered into a supplemental indenture to amend the defined term “Change of Control” to provide that the Mergers will not constitute a Change of Control and to add or amend certain other defined terms related to the

Change of Control put provisions contained in the indenture governing the Notes (collectively, the “CoC Put Waiver”). As a result of the CoC Put Waiver, we are not required to repurchase any portion of the Notes as a result of the consummation of the Mergers. The supplemental indenture became effective immediately upon execution, but the CoC Put Waiver will not become operative until immediately prior to the effective time of the First Merger and will cease to be operative if the First Merger is not consummated or we do not pay the consent fee to the paying agent on behalf of the holders.

RESULTS OF OPERATIONS
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three months ended March 31,		Change
In millions	2026	2025	%
Product revenue	$221	$189	17%
Service revenue	822	790	4%
Total revenue	1,043	979	7%
Product gross margin	33	29	14%
Service gross margin	201	203	(1)%
Total gross margin	234	232	1%
Selling, general and administrative expenses	130	122	7%
Research and development expenses	20	17	18%
Income from operations	84	93	(10)%
Interest expense	(63)	(67)	(6)%
Other income (expense), net	12	(4)	400%
Income before income taxes	33	22	50%
Income tax expense	11	9	22%
Net income	$22	$13	69%
•Total revenue increased 7% or $64 million, to $1.04 billion, including $754 million of recurring revenue, compared to $979 million and $741 million, respectively, in the prior year period, driven by continued growth in ATMaaS and stronger demand for hardware and associated installation services.
•Gross margin decreased, due to the impact of higher tariffs and increases in vault cash cost and the cost of certain components used in manufacturing. Gross margin decreased 130 basis points to 22.4%, and adjusted gross margin decreased 140 basis points to 24.5%.
•Income from operations decreased 10% driven by costs incurred in connection with our workforce optimization and strategic initiatives.
•Income before income taxes increased to $33 million compared to $22 million in the prior year period, driven by a gain on divestiture of a non-core business, higher income related to our company-sponsored defined benefit plan and lower interest costs.
Key Financial and Performance Metrics
We use the following metrics in evaluating the performance of our business:
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
Annualized Recurring Revenue (“ARR”) is recurring revenue, excluding software licenses sold as a subscription, for the last three months multiplied by four, plus the rolling four quarters for term-based software license arrangements that include customer termination rights. We believe this metric may be useful to investors in evaluating achievement of our strategic goals related to the conversion of the self-service banking business to recurring revenue streams over time. ARR does not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue.
Last twelve months average revenue per unit (“LTM ARPU”) is an operating metric for the Network segment, defined as total Network segment revenue for the previous twelve months divided by the average Network Managed Units for the previous twelve months. We believe this metric may be useful to investors in evaluating achievement of our strategic goals related to the improved monetization of our ATM fleet over a specified period, excluding the impact of seasonality. LTM ARPU does not represent revenue generated solely by our Network Managed Units, as total Network segment revenue includes revenue generated from other sources.
Network Managed Units are all transacting ATMs as of period end, whether Company-owned or Merchant-owned, other than those for which we only provide third-party processing services and those under legacy managed services arrangements.
The following tables show our key financial and performance metrics for the three months ended March 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year over year.
Recurring revenue as a percentage of total revenue

	Three months ended March 31,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Recurring revenue	$754	$741	72.3%	75.7%	2%
All other products and services	289	238	27.7%	24.3%	21%
Total Revenue	$1,043	$979	100.0%	100.0%	7%
Net income attributable to Atleos and Adjusted EBITDA(1) as a percentage of total revenue

	Three months ended March 31,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Net income attributable to Atleos	$22	$14	2.1%	1.4%	57%
Adjusted EBITDA(1)	$172	$172	16.5%	17.6%	—%
(1) Refer to our definition of Adjusted EBITDA in the section entitled “Supplemental Information - Items Affecting Comparability.”

	Three months ended March 31,
In millions, unless otherwise noted	2026	2025
Self-Service Banking
Annualized recurring revenue	$1,699	$1,602
Recurring revenue as a % of SSB revenue	61%	64%
Revenue from ATMaaS arrangements	$74	$57
Network
LTM ARPU (in thousands)	$16.0	$16.1
Network Managed Units (in thousands)	77.7	77.2

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States (“GAAP”) with certain non-GAAP adjusted financial measures. Non-GAAP adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our non-GAAP adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies. We believe these measures are useful for investors because they provide a more complete understanding of our underlying operational performance, as well as consistency and comparability with past reports of financial results.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) (non-GAAP) and Adjusted EBITDA margin (non-GAAP) are calculated as GAAP Net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs, including costs related to the Brink’s transaction; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges, which include integration, severance, divestiture and other exit and disposal costs; plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, and Adjusted EBITDA margin by segment is calculated based on segment Adjusted EBITDA divided by the related segment revenue. We use these non-GAAP measures to evaluate performance consistently from period to period.
Adjusted gross margin as a percentage of revenue (non-GAAP) and Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) are calculated utilizing GAAP gross margin and selling, general and administrative expenses, respectively, and excluding, as applicable, acquisition-related costs, including costs related to the Brink’s transaction; one-time pension-related costs; separation-related costs; amortization of acquisition-related intangibles; stock-based compensation expense; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); Voyix legal indemnification expense; and other non-recurring or unusual items. We use these non-GAAP measures to evaluate performance consistently from period to period.
Adjusted free cash flow-unrestricted (non-GAAP) is calculated as net cash provided by operating activities less capital expenditures, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus proceeds from certain sale-leaseback transactions, plus pension contributions and settlements, and plus legal and environmental indemnification payments made to Voyix. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of our merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted is useful for investors because it indicates the amount of cash available for, among other things, investments in our existing businesses, strategic acquisitions and repayment of our debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure.

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended March 31,
In millions	2026	2025
Net income attributable to Atleos (GAAP)	$22	$14
Interest expense	63	67
Interest income	(2)	(1)
Income tax expense	11	9
Depreciation and amortization expense	44	42
Amortization of acquisition-related intangibles	24	23
Stock-based compensation expense	7	9
Separation costs	—	2
Acquisition-related transaction costs	2	—
Transformation and restructuring	(5)	1
Voyix indemnification expense	3	4
Other (income) expense items(1)	3	2
Adjusted EBITDA (non-GAAP)	$172	$172
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

	Three months ended March 31,
	2026	2025
Gross Margin Rate (GAAP)	22.4%	23.7%
Plus:
Amortization of acquisition-related intangibles	1.9%	2.0%
Stock-based compensation expense	0.1%	0.1%
Transformation and restructuring	0.1%	0.1%
Adjusted Gross Margin Rate (Non-GAAP)	24.5%	25.9%
Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended March 31,
	2026	2025
SG&A as a percentage of revenue (GAAP)	12.5%	12.5%
Plus:
Amortization of acquisition-related intangibles	(0.3)%	(0.3)%
Stock-based compensation expense	(0.6)%	(0.8)%
Separation costs	—%	(0.2)%
Acquisition-related transaction costs	(0.2)%	—%
Transformation and restructuring	(0.7)%	(0.1)%
Voyix indemnification expense	(0.2)%	—%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	10.5%	11.1%

Reconciliation of Cash provided by operating activities (GAAP) to Adjusted Free Cash Flow-Unrestricted (non-GAAP)

	Three months ended March 31,
In millions	2026	2025
Net cash (used in) provided by operating activities (GAAP)	$(9)	$123
Capital expenditures	(27)	(29)
Additions to capitalized software	(10)	(12)
Change in restricted cash settlement activity	24	(106)
Pension contributions	11	1
Indemnification receipts from Voyix	(2)	—
Adjusted free cash flow-unrestricted (non-GAAP)	$(13)	$(23)
Consolidated Results
Revenue

	Three months ended March 31,		Change
In millions	2026	2025	2026 v 2025
Revenue
Self-Service Banking	$697	$623	12%
Network	301	299	1%
T&T	40	43	(7)%
Total segment revenue	1,038	965	8%
Other(1)	5	14	(64)%
Consolidated revenue	$1,043	$979	7%
(1) Contains certain immaterial business operations that do not represent a reportable segment, including commerce-related operations in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.
Consolidated revenue for the three months ended March 31, 2026 increased 7% compared to the three months ended March 31, 2025, driven by Self-Service Banking, with increases in hardware sales and related installation revenues, software, and continued growth in ATMaaS. This growth was slightly offset by the impact of lower volumes in T&T and an expected reduction in other revenues as commercial agreements and commerce-related contracts with Voyix continued to wind down.

Gross Margin

	Three months ended March 31,		Percentage of Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Total gross margin	$234	$232	22.4%	23.7%	1%
Gross margin for the three months ended March 31, 2026 decreased to 22.4% compared to 23.7% for the three months ended March 31, 2025. The decrease was primarily due to the impact of higher tariffs and increases in vault cash expense and the cost of certain components used in manufacturing, partially offset by a favorable mix of higher margin software and services revenue, including ATMaaS growth. Adjusted gross margin decreased from 25.9% to 24.5% as a result of the factors discussed above.
Selling, General and Administrative Expenses

	Three months ended March 31,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Selling, general and administrative expenses	$130	$122	12.5%	12.5%	7%

Selling, general, and administrative expenses for the three months ended March 31, 2026 increased $8 million compared to the three months ended March 31, 2025. The increase was primarily due to higher severance costs and professional fees incurred in connection with our workforce optimization and other strategic initiatives. Adjusted selling, general and administrative expenses decreased from 11.1% to 10.5% of revenue as a result of adjusting for the items discussed above.
Research and Development Expenses

	Three months ended March 31,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Research and development expenses	$20	$17	1.9%	1.7%	18%
Research and development expenses for the three months ended March 31, 2026, increased $3 million compared to the three months ended March 31, 2025 due to an increase in employee-related costs.

Interest Expense

	Three months ended March 31,		Change
In millions	2026	2025	2026 v 2025
Interest expense	$63	$67	(6)%
Interest expense decreased $4 million for the three months ended March 31, 2026 relative to the prior year period due to lower interest rates on our term loan facilities as well as a reduction in the outstanding balance on these facilities.
Other Income (Expense), net

	Three months ended March 31,
In millions	2026	2025
Other income (expense), net
Interest income	$2	$1
Foreign currency fluctuations and foreign exchange contracts	(8)	(5)
Employee benefit plans	10	3
Bank-related fees	(4)	(3)
Voyix environmental indemnification expense	(1)	(4)
Other, net	13	4
Total other income (expense), net	$12	$(4)
We recorded income of $12 million for the three months ended March 31, 2026, compared to expense of $4 million in the comparative period. The favorable change was driven by the gain on divestiture of a non-core business, an increase in income related to our company-sponsored defined benefit plans due to the higher asset base resulting from contributions and prior year asset performance, and the amortization of actuarial gains on certain of our postemployment plans. These favorable impacts were partially offset by an increase in losses from foreign currency exchange rate movements.

Income Taxes

	Three months ended March 31,
In millions	2026	2025
Income tax expense	$11	$9

Income tax expense was $11 million for the three months ended March 31, 2026 compared to the income tax expense of $9 million for the three months ended March 31, 2025. The change in the three months ended March 31, 2026 compared to the prior year period was primarily driven by higher income before income taxes in the current quarter partially offset by lower effective tax rate. We did not recognize any material discrete tax expenses or benefits in either the three months ended March 31, 2026 or 2025.
While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flow in future periods. During 2026, we may resolve certain tax matters in foreign jurisdictions that could have an impact on our effective tax rate.
Segment Financial Results
Our Chief Operating Decision Maker (“CODM”) evaluates segment performance using revenue and Adjusted EBITDA. Refer to the section entitled “Supplemental Information - Items Affecting Comparability” for our definition of Adjusted EBITDA and the reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA.
Services revenues include hardware maintenance revenue, transaction services revenue and ATMaaS revenue. Software revenues include cloud revenue, software license and maintenance revenues, as well as professional services revenues. Transactional revenue includes payments processing revenue, interchange and network revenue and Bitcoin-related revenue. Hardware revenue is primarily comprised of sales of ATM hardware.
Self-Service Banking Revenue and Adjusted EBITDA

	Three months ended March 31,		Change
In millions	2026	2025	2026 v 2025
Revenue
Services	$379	$348	9%
Software	135	126	7%
Hardware	183	149	23%
Total Self-Service Banking revenue	$697	$623	12%
Total Adjusted EBITDA	$159	$152	5%
Self-Service Banking revenue for the three months ended March 31, 2026 increased 12% compared to the prior year period. Hardware revenue increased 23%, driven by the industry refresh cycle and business growth. Together with a favorable shift in customer mix, this contributed to a 37% increase in transaction services. ATMaaS revenue increased 29% as we continued to pursue our customer conversion strategy.
Adjusted EBITDA for the three months ended March 31, 2026 increased 5% compared to the prior year period. Adjusted EBITDA increased less than revenue due to net tariff impacts and higher costs of certain components used in manufacturing of approximately $11 million, partially offset by favorable product mix.

Network Revenue and Adjusted EBITDA

	Three months ended March 31,		Increase (Decrease)
In millions	2026	2025	2026 v 2025
Revenue
Software	$8	$6	33%
Transactional	293	293	—%
Total Network revenue	$301	$299	1%
Total Adjusted EBITDA	$84	$86	(2)%
Network revenue for the three months ended March 31, 2026 was relatively flat year over year as lower transactional volume driven by unfavorable macroeconomic trends was offset by the impact of a business acquisition.
Adjusted EBITDA for the three months ended March 31, 2026 decreased 2% compared to the prior year period, driven by an increase in vault cash cost as the amortization of gains on terminated derivatives expired.
T&T Revenue and Adjusted EBITDA

	Three months ended March 31,		Increase (Decrease)
In millions	2026	2025	2026 v 2025
Revenue
Services	$38	$41	(7)%
Software	1	1	—%
Hardware	1	1	—%
Total T&T revenue	$40	$43	(7)%
Total Adjusted EBITDA	$7	$8	(13)%
T&T revenue for the three months ended March 31, 2026 decreased 7% compared to the prior year period, driven by a decline in customer projects.
Adjusted EBITDA for the three months ended March 31, 2026 decreased 13% compared to the prior year period due to the decrease in revenue described above.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; (iii) fund capital expenditures and operating lease payments; (iv) fund indemnification payments related to legal and environmental matters; (v) make expected pension, postretirement and postemployment plan contributions; and (vi) fund transformation and restructuring initiatives. Our principal sources of cash are generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements based on our operating needs, growth initiatives and capital resources.
Summarized cash flow information for the three months ended March 31, is as follows:

	Three months ended March 31,
In millions	2026	2025
Net cash (used in) provided by operating activities	$(9)	$123
Net cash (used in) investing activities	$(25)	$(37)
Net cash (used in) financing activities	$(11)	$(49)

Net cash provided by operating activities decreased $132 million for the three months ended March 31, 2026 relative to the comparative period, primarily driven by an increase in working capital requirements, including timing of cash settlement to our merchant partners.
Net cash used in investing activities decreased for the three months ended March 31, 2026 relative to the comparative period due to proceeds from a previously divested business.
Net cash used in financing activities for the three months ended March 31, 2026 decreased by $38 million relative to the prior year period. We increased net borrowings under our term loan facilities by $52 million and paid $8 million less in acquisition holdback payments. These impacts were partially offset by payments for share repurchases of $16 million in the current quarter, which may vary from the amounts included in equity due to the timing of settlements, and $8 million of additional lease payments and other financing activities.
Long Term Borrowings As of March 31, 2026, we had $1,350 million of outstanding 9.500% senior secured notes due in 2029 and $1,263 million outstanding under our term loan facilities. In addition, we had $205 million outstanding under our revolving credit facility and $29 million of letters of credit issued.
Employee Benefit Plans In 2026, we expect to make contributions of $4 million to our international pension plans, $48 million to our U.S. pension plan, $8 million to our post-employment plans, and no material contributions to our U.S. postretirement plan.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by our foreign subsidiaries at March 31, 2026 and December 31, 2025 was $278 million and $299 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Share Repurchase Program During the three months ended March 31, 2026, we repurchased approximately 0.4 million shares under our stock repurchase program for an aggregate purchase price of $15 million, including commissions and fees. The repurchases were funded primarily though cash generated from operations and available liquidity. We do not anticipate repurchasing any additional shares during the remainder of the year.
As of March 31, 2026, our cash and cash equivalents totaled $433 million, our debt totaled $2,820 million and our borrowing capacity under our Revolving Credit Facility was $366 million.
Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of our 2025 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We believe that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond March 31, 2027) material cash requirements when due, including third-party debt, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to pursue investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, people and the communities we operate in, as well as to repay our indebtedness over time.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual commitments and other commercial obligations described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies and Estimates
Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill, pension, postretirement and post-employment benefits, and income taxes. These are described in Part II, Item 7 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements
See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
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
To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures using foreign currency exchange contracts. This is primarily done by hedging foreign currency denominated intercompany inventory purchases by our marketing units and purchases of foreign currency denominated inputs to our manufacturing units. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 10, “Derivatives and Hedging Instruments”, to the Condensed Consolidated Financial Statements.
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
•A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $5 million as of March 31, 2026.
•A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $4 million as of March 31, 2026.
We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk in relation to our variable-rate debt. Approximately 48% of our borrowings were on a fixed rate basis as of March 31, 2026. We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
The increase in pre-tax interest expense for the three months ended March 31, 2026 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million.
Our ATM vault cash rental expense is based on market rates of interest, and is therefore sensitive to changes in applicable interest rates in the countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended March 31, 2026 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.
Refer to Note 10, “Derivatives and Hedging Instruments”, to the Condensed Consolidated Financial Statements for further information on our interest rate derivative contracts as of March 31, 2026.

Concentrations of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments, such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized on our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major international financial institutions as counterparties to hedging transactions and monitoring procedures. As of March 31, 2026 and December 31, 2025, we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers for which we do not require collateral, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of March 31, 2026, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 8, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A.    RISK FACTORS
In evaluating an investment in the Company’s common stock, investors should consider carefully, among other things, the risk factors discussed below and the risk factors previously disclosed in Part I, Item 1A of the Company’s 2025 Form 10-K, and the information contained in this Quarterly Report on Form 10-Q and the Company’s other reports, proxy and registration statements.

Atleos is expected to incur significant costs related to the Mergers. Atleos has incurred and expects to continue to incur certain non-recurring costs associated with the Mergers. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financing and debt restructuring costs, printing and mailing costs and other related costs. Some of these costs are payable by Atleos regardless of whether or not the Mergers are completed.
The Mergers will not be completed unless a number of conditions are satisfied or waived, including the approvals by Atleos stockholders and Brink’s shareholders of each party’s respective proposals.
Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Mergers. If the conditions are not satisfied or, subject to applicable law, waived, the Mergers will not occur or will be delayed and each of Atleos and Brink’s may lose some or all of the intended benefits of the Mergers. The following conditions, among others, must be satisfied or waived, if permissible, before Atleos and Brink’s are obligated to complete the Mergers: (i) approval of the transactions contemplated by the Merger Agreement (the “Transactions”) by the stockholders of Atleos; (ii) approval of the issuance of shares of Brink’s common stock by the shareholders of Brink’s; (iii) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Transactions; (iv) the expiration or termination of the applicable waiting period (including any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (v) the receipt of certain other governmental consents, approvals or other clearances required to be obtained under the Merger Agreement, including under certain applicable foreign antitrust and regulatory laws and certain money transmitter licenses; (vi) the effectiveness of the registration statement on Form S-4; (vii) the authorization for listing on the NYSE of the shares of Brink’s common stock to be issued in connection with the Mergers, subject to official notice of issuance; and (viii) other customary closing conditions, including (a) each party’s representations and warranties being true and correct, subject to certain customary qualifications, (b) each party’s compliance with or performance of, in all material respects, its obligations under the Merger Agreement and (c) the absence of a material adverse effect with respect to either of Brink’s or Atleos.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Mergers.
Before the Mergers may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership.

Pursuant to the Merger Agreement, Brink’s and Atleos agreed to use reasonable best efforts to consummate the Mergers and obtain all approvals, consents, registrations, waivers, permits, authorizations, exemptions, clearances, orders and other confirmations from any governmental authority or third party necessary to consummate and make effective the Transactions. These approvals may impose terms and conditions, limitations, obligations or costs, or require changes to the terms of the Transactions. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the Transactions or otherwise reduce the anticipated benefits of the Mergers if the Mergers were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Mergers. Additionally, the completion of the Mergers is conditioned on the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Transactions.

Termination of the Merger Agreement could negatively affect Atleos.
If the Mergers are not completed for any reason, including as a result of Brink’s shareholders failing to approve the issuance of shares of Brink’s common stock or Atleos’ stockholders failing to approve the Transactions, including the Mergers, there may be various adverse consequences and Atleos may experience negative reactions from the financial markets and from their respective customers and employees. For example, Atleos’ businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. Additionally, if the Merger Agreement is terminated, the market price of Atleos Common Stock could decline to the extent that the current market prices reflect a market assumption that the Mergers will be completed. If the Merger Agreement is terminated under certain circumstances, Atleos may be required to pay a termination fee of $145 million to Brink’s.

Additionally, Atleos has incurred and will incur substantial expenses in connection with the negotiation and completion of the Transactions, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the Mergers. If the Mergers are not completed, Atleos would have to pay these expenses without realizing the expected benefits of the Mergers.

Atleos will be subject to business uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on Atleos. These uncertainties may impair Atleos’ ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause customers and others that deal with Atleos to seek to change existing business relationships with Atleos. In addition, subject to certain exceptions, Atleos has agreed to operate its business in the ordinary course in all material respects prior to closing, and Atleos has agreed not to take certain specified actions, which could cause Atleos to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Mergers.

Shareholder litigation could prevent or delay the closing of the Mergers or otherwise negatively affect the business and operations of Atleos.
Securities and fiduciary lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Atleos may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Mergers. An adverse judgment in such a suit could result in monetary damages, which could have a negative impact on Atleos’ respective liquidity and financial conditions. Lawsuits that may be brought against Atleos or its directors and officers could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Mergers. One of the conditions to the consummation of the Mergers is the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Transactions. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting the closing of the Mergers, that injunction may delay or prevent the Mergers from being completed within the expected timeframe, or at all, which may adversely affect Atleos’ business, financial condition, cash flows or results of operations. In addition, Atleos may terminate the Merger Agreement if any legal restraint that enjoins or otherwise prohibits closing of the Mergers has become final and non-appealable, so long as a breach by Atleos of any of its representations and warranties or obligations under the Merger Agreement was not the proximate cause of, and did not result in, such restraint. There can be no assurance that Atleos would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim may adversely affect Atleos’ business, financial condition, cash flows or results of operations.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Share Repurchase Program, authorizes up to $200 million of repurchases over a 24-month period. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, or other methods, including Rule 10b5-1 trading plans, and may be modified, suspended, or discontinued at any time.

The following table presents information with respect to purchases of our common stock during the three months ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31, 2026	260,570	$38.38	260,570	$161,798,046
February 1 - February 28, 2026	131,685	40.06	131,685	156,522,222
March 1 - March 31, 2026	—	—	—	156,522,222
Total	392,255	$38.94	392,255	$156,522,222
As of March 31, 2026, approximately $157 million remained available for repurchases under the Share Repurchase Program. We do not anticipate making any additional share repurchases for the remainder of the year.
Repurchases of our common stock are subject to certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and are further subject to the discretion of our Board of Directors.
Item 5.     OTHER INFORMATION
For the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS*

2.1	Agreement and Plan of Merger, dated February 26, 2026, among NCR Atleos Corporation, the Brink’s Company, Novus Merger Sub, Inc. and Novus Merger Sub II, LLC (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 26, 2026)

4.1	Second Supplemental Indenture, dated as of March 11, 2026, by and among NCR Atleos Corporation, the Subsidiary Guarantors named therein, and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2026)

10.1*	Form of 2026 Restricted Stock Unit Award Agreement (Time Vested Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.28.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2026)

10.2*	Form of 2026 Restricted Stock Unit Award Agreement (ELT Time Vested Awards) under the NCR Atleos Corporation 2023 Stock Incentive Plan (Exhibit 10.28.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2026)

31.1 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 &	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32 &	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025; (iii) our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025; (v) our condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
& Filed herewith.
*    Management contracts or compensatory plans/arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	May 7, 2026	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer