Form 10-Q
period 2026-06-30
NCR Atleos Corp
filed 2026-08-05
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of July 31, 2026, there were 73,896,934 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information
Cautionary Statement about Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to Atleos’ plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our proposed transaction with The Brink’s Company (“Brink’s”); our business and financial strategy; expectations regarding tariffs and expected tariff refunds; our future plans relating to workforce talent; expectations regarding our cash flow generation and liquidity; and expectations of our ability to deliver increased value to customers and stockholders. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” including factors relating to:
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
•Our Common Stock: our stock price may fluctuate significantly; substantial sales in the public market may cause the price of our common stock to decline; timing, amount or payment of dividends; dilution of ownership percentages; timing and impact of our share repurchase program; certain provisions in our governing documents may prevent or delay an acquisition; the exclusive forum provision in our bylaws could limit a stockholder’s ability to bring a claim against us; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; and
•Proposed Transaction with Brink’s: we expect to incur significant costs related to the mergers (the “Transactions”); Brink’s ability to consummate the Transactions; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; Brink’s ability to finance the Transactions; failure to obtain applicable regulatory approvals in a timely manner or otherwise; failure to satisfy any other conditions to closing of the Transactions; the focus of management’s time and attention on the Transactions and other potential disruptions arising from the Transactions; the effects of the announcement of the Transactions on our business; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with banks, employees, customers or suppliers) may be greater than expected following the public announcement of the Transactions; our ability to retain certain key employees following the public announcement of the Transactions; the potential for litigation related to the Transactions; Brink’s or our ability to obtain certain third party or governmental regulatory consents, approvals or clearances; potential undisclosed liabilities of Atleos not identified during the due diligence process; the impact of the Transactions on the market price of our common stock and/or operating results; and general economic conditions that are less favorable than expected.
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
Additional information concerning these and other factors can be found in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the period ending December 31, 2025, quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product revenue	$248	$265	$469	$454
Service revenue	855	837	1,677	1,627
Total revenue	1,103	1,102	2,146	2,081
Cost of products	181	217	369	377
Cost of services	613	633	1,234	1,220
Selling, general and administrative expenses	133	116	263	238
Research and development expenses	20	17	40	34
Total operating expenses	947	983	1,906	1,869
Income from operations	156	119	240	212
Interest expense	(62)	(69)	(125)	(136)
Other income (expense), net	(4)	7	8	3
Income before income taxes	90	57	123	79
Income tax expense	25	19	36	28
Net income	65	38	87	51
Net loss attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to Atleos	$65	$39	$87	$53

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$0.88	$0.53	$1.18	$0.72
Diluted	$0.86	$0.52	$1.15	$0.71
Weighted average common shares outstanding
Basic	73.8	73.5	73.7	73.3
Diluted	75.8	74.9	75.7	75.1
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$65	$38	$87	$51
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(11)	46	(31)	58
Derivatives
Unrealized gain (loss) on derivatives	4	(4)	11	(15)
(Gain) loss on derivatives arising during the period	2	(3)	5	(16)
Less income tax	(1)	1	(4)	7
Employee benefit plans
Amortization of actuarial (gain) loss	—	1	(1)	1
Other comprehensive income (loss)	(6)	41	(20)	35
Total comprehensive income	59	79	67	86
Less comprehensive income (loss) attributable to noncontrolling interests:
Net loss	—	(1)	—	(2)
Currency translation adjustments	—	1	1	1
Amounts attributable to noncontrolling interests	—	—	1	(1)
Comprehensive income attributable to Atleos common stockholders	$59	$79	$66	$87
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$429	$456
Accounts receivable, net of allowances of $13 and $12 as of June 30, 2026 and December 31, 2025, respectively	601	550
Inventories	351	342
Restricted cash	164	175
Other current assets	303	301
Total current assets	1,848	1,824
Property, plant and equipment, net	524	511
Goodwill	1,957	1,958
Intangibles, net	451	498
Operating lease right of use assets	180	177
Prepaid pension cost	263	259
Deferred income tax assets	279	288
Other assets	162	153
Total assets	$5,664	$5,668
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$84	$86
Accounts payable	597	617
Payroll and benefits liabilities	104	139
Contract liabilities	408	383
Settlement liabilities	183	184
Other current liabilities	426	490
Total current liabilities	1,802	1,899
Long-term borrowings	2,711	2,672
Pension and indemnity plan liabilities	302	313
Postretirement and postemployment benefits liabilities	42	43
Income tax accruals	26	24
Operating lease liabilities	141	139
Deferred income tax liabilities	37	41
Other liabilities	139	135
Total liabilities	5,200	5,266
Commitments and Contingencies (Note 8)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 73.8 and 73.7 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Paid-in Capital	75	65
Retained earnings	371	299
Accumulated other comprehensive income	17	38
Total Atleos stockholders’ equity	464	403
Noncontrolling interests in subsidiaries	—	(1)
Total stockholders’ equity	464	402
Total liabilities and stockholders’ equity	$5,664	$5,668
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30,
	2026	2025
Operating activities
Net income	$87	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization expense	142	141
Stock-based compensation expense	17	17
Pension, postretirement and postemployment benefit (income) expense	(16)	(2)
Impairment of other assets	1	—
Deferred income taxes	(2)	3
(Gain) loss on divestiture and disposal of assets, net	(2)	(27)
Loss from equity investments	2	1
Changes in assets and liabilities:
Receivables	(55)	(64)
Inventories	(35)	(107)
Current payables and accrued expenses	(34)	5
Contract liabilities	26	70
Employee benefit plans	(35)	(12)
Settlement assets and liabilities, net	(4)	95
Other assets and liabilities	(71)	(73)
Net cash provided by operating activities	$21	$98
Investing activities
Capital expenditures	$(53)	$(50)
Additions to capitalized software	(21)	(26)
Business acquisitions, net of cash acquired	(1)	—
Proceeds from sale of property, plant and equipment	11	24
Proceeds from divestiture	12	11
Sale of investments	—	4
Net cash (used in) investing activities	$(52)	$(37)
Financing activities
Payments on term credit facilities	(72)	(59)
Borrowings on revolving credit facilities	440	440
Payments on revolving credit facilities	(330)	(425)
Proceeds from employee stock plans	—	7
Tax withholding payments on behalf of employees	(7)	(8)
Payments on acquisition holdback	(10)	(16)
Repurchases of common stock	(16)	—
Principal payments for finance lease obligations	(4)	(2)
Other financing activities	(7)	(3)
Net cash (used in) financing activities	$(6)	$(66)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	12
Increase (decrease) in cash, cash equivalents, and restricted cash	(39)	7
Cash, cash equivalents, and restricted cash at beginning of period	644	641
Cash, cash equivalents, and restricted cash at end of period	$605	$648

See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2025	74	$1	$65	$299	$38	$(1)	$402
Comprehensive income (loss):
Net income (loss)	—	—	—	22	—	—	22
Other comprehensive income (loss)	—	—	—	—	(15)	1	(14)
Total comprehensive income (loss)	—	—	—	22	(15)	1	8
Shares repurchased and retired	—	—	—	(15)	—	—	(15)
Stock compensation	—	—	1	—	—	—	1
March 31, 2026	74	$1	$66	$306	$23	$—	$396
Comprehensive income (loss):
Net income (loss)	—	—	—	65	—	—	65
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Total comprehensive income	—	—	—	65	(6)	—	59
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2026	74	$1	$75	$371	$17	$—	$464

	Atleos Stockholders
	Common Stock
In millions	Shares		Amount		Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2024	73		$1		$47		$188		$(17)	$4	$223
Comprehensive income (loss):								0
Net income (loss)	—	0	—	0	—		14		—	(1)	13
Other comprehensive income (loss)	—	0	—	0	—	0	—		(5)	—	(5)
Total comprehensive income (loss)	—		—		—		14		(5)	(1)	8
Net transfers from NCR Corporation	—		—		—		1		—	—	1
Stock compensation plans	—		—		1		—		—	—	1
March 31, 2025	73		$1		$48		$203		$(22)	$3	$233
Comprehensive income (loss):
Net income (loss)	—		—		—		39		—	(1)	38
Other comprehensive loss	—		—		—		—		40	1	41
Total comprehensive income (loss)	—		—		—		39		40	—	79
Stock Compensation plans	1		—		7		—		—	—	7
Dividends paid to minority shareholder	—		—		—		—		—	(1)	(1)
June 30, 2025	74		$1		$55		$242		$18	$2	$318

See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCR Atleos Corporation (“Atleos,” the “Company,” “we,” or “our”) is an industry-leading, global financial technology company providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers. Our comprehensive solutions enable the acceleration of self-directed banking through automated teller machine (“ATM”) and interactive teller machine (“ITM”) technology, including software, services, hardware and our proprietary Allpoint network.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal, recurring accruals, unless otherwise disclosed) necessary for a fair statement of our financial position as of June 30, 2026 and our results of operations and cash flows for each period presented. The results reported in these Condensed Consolidated Financial Statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with our Annual Report on Form 10-K for the period ending December 31, 2025.
On February 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Atleos, The Brink’s Company, a Virginia corporation (“Brink’s”), Novus Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of Brink’s (“Merger Sub I”) and Novus Merger Sub II, LLC, a Maryland limited liability company and wholly owned subsidiary of Brink’s (“Merger Sub II”). Pursuant to the Merger Agreement, (i) Merger Sub I will merge with and into Atleos (the “First Merger”), with Atleos surviving the First Merger as a direct wholly owned subsidiary of Brink’s, and (ii) immediately following the First Merger, Atleos will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Brink’s. On June 30, 2026, the stockholders of both companies approved the Mergers. The Mergers are currently expected to close early in the first quarter of 2027, subject to customary closing conditions, including regulatory approvals.
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
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by ongoing macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. Our accounting estimates and assumptions may change over time as a consequence of these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.
Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and notes thereto in order to conform to the current period presentation.
Subsequent Events Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

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
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	June 30
		2026	2025
Cash and cash equivalents	Cash and cash equivalents	$429	$355
Cash included in settlement processing assets	Restricted cash	164	279
Long term restricted cash	Other Assets	12	14
Total cash, cash equivalents, and restricted cash		$605	$648
Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2026	December 31, 2025
Current portion of contract liabilities	Contract liabilities	$408	$383
Non-current portion of contract liabilities	Other liabilities	$41	$41
During the six months ended June 30, 2026, we recognized $224 million in revenue that was included in contract liabilities as of December 31, 2025. During the six months ended June 30, 2025, we recognized $199 million in revenue that was included in contract liabilities as of December 31, 2024.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of June 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was approximately $2.1 billion. We expect to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.
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
Accounts Receivable and Allowance for Credit Losses on Accounts Receivable The components of Accounts receivable, net are summarized as follows:

In millions	June 30, 2026	December 31, 2025
Accounts receivable
Trade	$557	$520
Other	57	42
Accounts receivable, gross	614	562
Less: allowance for credit losses	(13)	(12)
Total accounts receivable, net	$601	$550

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Other receivables On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not valid. On March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) was required, subject to applicable procedures, to refund IEEPA tariffs that had been collected. On April 20, 2026, CBP began accepting submissions for certain IEEPA tariff refunds, and on June 29, 2026, it further expanded eligible refund submissions. We evaluated the associated accruals under the loss recovery model and concluded that recovery of tariffs for which refund claims had been accepted was probable. The majority of our refund claims have been accepted, and we have accrued a net receivable related to these claims within Other receivables in our Condensed Consolidated Balance Sheet as of June 30, 2026. We have received payment for a portion of this receivable.
We evaluate our reserves in light of the age and quality of our outstanding accounts receivable, as well as risks to specific industries or countries, and adjust the reserves accordingly. Provisions, write-offs and recoveries against the reserve for each of the three and six months ended June 30, 2026 and 2025 were immaterial.
Fair Value of Financial Instruments The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2026 and December 31, 2025. The fair values of our debt and derivative instruments are disclosed in Note 4, “Debt Obligations” and Note 10, “Derivatives and Hedging Instruments”, respectively.
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
As of both June 30, 2026 and December 31, 2025, the fair value of our available for sale debt securities was $9 million. In addition, as of June 30, 2026, we held $5 million in money market mutual funds measured at fair value. We did not hold any money market mutual funds as of December 31, 2025.
Trade Receivables Facility We maintain a trade receivables facility under which we sell certain receivables to third-party financial institutions. There have been no material changes to the facility since December 31, 2025. The total outstanding balance of trade receivables that had been sold and derecognized as of June 30, 2026 and December 31, 2025 was approximately $188 million and $200 million, respectively.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. We are in the process of evaluating these new disclosure requirements and the impact of adoption.
Other accounting pronouncements issued before, but not effective until after, June 30, 2026, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
The carrying amount of goodwill by segment as of June 30, 2026 and December 31, 2025 is presented in the table below.

	December 31, 2025			June 30, 2026
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,702	$—	$(1)	$1,701
Self Service Banking(1)	256	—	—	256
Total goodwill	$1,958	$—	$(1)	$1,957
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

	Amortization Period (in Years)	June 30, 2026		December 31, 2025
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$398	$(147)	$398	$(133)
Technology-software	3 - 8	537	(338)	536	(307)
Tradenames	1 - 10	52	(51)	52	(48)
Total identifiable intangible assets		$987	$(536)	$986	$(488)
Amortization expense related to acquired intangible assets for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2026	2025	2026	2025
Amortization expense	$24	$24	$48	$47
The estimated amortization expense for acquired intangible assets for the following periods is:

		For the years ended December 31,
In millions	Remainder of 2026	2027	2028	2029	2030
Amortization expense	$43	$82	$79	$55	$33
3. SEGMENT INFORMATION AND CONCENTRATIONS
We are organized primarily based on our operating model, management structure and organizational responsibilities. Resources are allocated and segment performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). Our three reportable segments are as follows:
•Self-Service Banking—Provides ATM hardware, software and related services to the financial services industry, including installation, maintenance, and professional services. The segment also offers ATM as a Service (“ATMaaS”) solutions that provide end-to-end management of ATM channels, including back office operations, cash management, software management and ATM deployment.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables present revenue, significant expenses and Adjusted EBITDA by segment for the three and six months ended June 30, 2026 and 2025.

In millions	For the three months ended June 30, 2026
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$741	$316	$41	$1,098
Other (1)				5
Consolidated Revenue				$1,103
Less:
Adjusted cost of products (2)	158	10	1	169
Adjusted cost of services (2)	338	202	28	568
Adjusted SG&A and R&D expenses (2)	52	21	5	78
Other segment items (3)	(19)	(23)	—	(42)
Total Segment Adjusted EBITDA	$212	$106	$7	$325
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$325
Less unallocated amounts
Corporate income and expenses not allocated to segments				73
Other income and expenses not allocated to segments				(2)
Interest expense				62
Interest income				(2)
Income tax expense				25
Depreciation and amortization expense				45
Amortization of acquisition-related intangibles				24
Stock-based compensation expense				10
Acquisition-related costs				8
Transformation and restructuring				10
Voyix indemnification expense (4)				3
Other (income) expense items, net (5)				4
Net income attributable to Atleos				$65

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the three months ended June 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$732	$319	$41	$1,092
Other (1)				10
Consolidated Revenue				$1,102
Less:
Adjusted cost of products (2)	189	13	1	203
Adjusted cost of services (2)	328	226	28	582
Adjusted SG&A and R&D expenses (2)	42	20	4	66
Other segment items (3)	(15)	(26)	(1)	(42)
Total Segment Adjusted EBITDA	$188	$86	$9	$283
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$283
Less unallocated amounts
Corporate income and expenses not allocated to segments				79
Other income and expenses not allocated to segments				1
Interest expense				69
Interest income				(1)
Income tax expense				19
Depreciation and amortization expense				44
Amortization of acquisition-related intangibles				24
Stock-based compensation expense				8
Separation costs				6
Acquisition-related costs				1
Transformation and restructuring				(11)
Voyix indemnification expense (4)				1
Other (income) expense items, net (5)				4
Net income attributable to Atleos				$39

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the six months ended June 30, 2026
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$1,438	$617	$81	$2,136
Other (1)				10
Consolidated Revenue				$2,146
Less:
Adjusted cost of products (2)	323	18	3	344
Adjusted cost of services (2)	677	409	56	1,142
Adjusted SG&A and R&D expenses (2)	103	46	8	157
Other segment items (3)	(36)	(46)	—	(82)
Total Segment Adjusted EBITDA	$371	$190	$14	$575
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$575
Less unallocated amounts
Corporate income and expenses not allocated to segments				152
Other income and expenses not allocated to segments				(3)
Interest expense				125
Interest income				(4)
Income tax expense				36
Depreciation and amortization expense				89
Amortization of acquisition-related intangibles				48
Stock-based compensation expense				17
Acquisition-related costs				10
Transformation and restructuring				5
Voyix indemnification expense (4)				6
Other (income) expense items, net (5)				7
Net income attributable to Atleos				$87

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the six months ended June 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$1,355	$618	$84	$2,057
Other (1)				24
Consolidated Revenue				$2,081
Less:
Adjusted cost of products (2)	326	23	2	351
Adjusted cost of services (2)	630	430	57	1,117
Adjusted SG&A and R&D expenses (2)	89	43	9	141
Other segment items (3)	(30)	(50)	(1)	(81)
Total Segment Adjusted EBITDA	$340	$172	$17	$529
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$529
Less unallocated amounts
Corporate income and expenses not allocated to segments				155
Other income and expenses not allocated to segments				(1)
Interest expense				136
Interest income				(2)
Income tax expense				28
Depreciation and amortization expense				86
Amortization of acquisition-related intangibles				47
Stock-based compensation expense				17
Separation costs				8
Acquisition-related costs				1
Transformation and restructuring				(10)
Voyix indemnification expense (4)				5
Other (income) expense items, net (5)				6
Net income attributable to Atleos				$53
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents recurring revenue and all other products and services revenue that we recognize at a point in time:

In millions	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Recurring revenue (1)	$776	$772	$1,530	$1,513
All other products and services	327	330	616	568
Total revenue	$1,103	$1,102	$2,146	$2,081
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents our revenue by geographic area:

In millions	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States (“U.S.”)	$513	$498	$1,012	$947
Americas (excluding U.S.)	120	144	235	254
Europe, Middle East and Africa	352	342	666	653
Asia Pacific	118	118	233	227
Total revenue	$1,103	$1,102	$2,146	$2,081

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. DEBT OBLIGATIONS
The following table summarizes our short-term borrowings and long-term debt:

In millions, except percentages	June 30, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility	$83	6.16%	$78	6.34%
Other	1	7.17%	8	2.21%
Total short-term borrowings	$84		$86
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities	$1,160	6.30%	$1,237	6.43%
Revolving credit facility	235	6.22%	125	6.44%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(34)		(40)
Total long-term debt	$2,711		$2,672

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
As of June 30, 2026, the term loan facilities had an aggregate principal amount of $1,580 million, of which $1,243 million remained outstanding. Borrowing under the revolving credit facility totaled $235 million, with $30 million of outstanding letters of credit. We had $335 million of remaining borrowing capacity under the revolving credit facility.
Borrowings under the credit agreement bear interest at rates based on the Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable margin.
Senior Secured Notes As of June 30, 2026 and December 31, 2025, we had $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Notes”).
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
Other Debt As of June 30, 2026, we had $1 million debt outstanding under our master loan agreement with Banc of America Leasing & Capital LLC, with a weighted average interest rate of 7.17% and a weighted average term of 0.7 years. As of December 31, 2025, debt outstanding under this agreement was $3 million with a weighted average interest rate of 7.17% and a weighted average term of 1 year.
Fair Value of Debt We utilized Level 2 inputs to measure the fair value of our long-term debt, which, as of June 30, 2026 and December 31, 2025 was $2,981 million and $2,975 million, respectively.

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
Income tax expense was $25 million for the three months ended June 30, 2026 compared to $19 million for the three months ended June 30, 2025. The increase compared to the prior year period was primarily due to higher income before income taxes in the current quarter, partially offset by a lower annual effective tax rate. In the three months ended June 30, 2026, we recognized net discrete tax expense of $3 million. In the three months ended June 30, 2025, we recognized a $5 million expense related to a change in the estimated deferred tax provision offset by a $3 million benefit related to the release of uncertain tax position reserves.
Income tax expense was $36 million for the six months ended June 30, 2026 compared to $28 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 compared to the prior year period was primarily driven by higher year-to-date income before tax, partially offset by a lower annual effective tax rate. In the six months ended June 30, 2026, we recognized net discrete tax expense of $4 million. In the six months ended June 30, 2025, we recognized a $6 million expense related to a change in the estimated deferred tax provision offset by a $4 million benefit related to the release of uncertain tax position reserves.
As of June 30, 2026, we had gross unrecognized tax benefits of $26 million. We engage in continuous discussions and negotiations with taxing authorities regarding tax matters, and we have determined that over the next twelve months we expect to resolve certain tax matters related to foreign jurisdictions.
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
Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

In millions	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted stock units	$10	$8	$17	$17
Tax benefit	(1)	(1)	(2)	(1)
Stock-based compensation expense (net of tax)	$9	$7	$15	$16

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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of June 30, 2026, the total unrecognized compensation cost related to unvested restricted stock grants was $64 million, which we expect to recognize over a weighted average period of approximately 2.1 years.
7. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost (income) for our company-sponsored pension plans for three months ended June 30, 2026 and 2025, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2026	2025	2026	2025	2026	2025
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	14	16	5	4	19	20
Expected return on plan assets	(18)	(17)	(10)	(9)	(28)	(26)
Net periodic benefit cost (income)	$(4)	$(1)	$(4)	$(4)	$(8)	$(5)
The components of net periodic benefit cost (income) for our company-sponsored pension plans for the six months ended June 30, 2026 and 2025, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2026	2025	2026	2025	2026	2025
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	28	32	10	9	38	41
Expected return on plan assets	(37)	(34)	(20)	(17)	(57)	(51)
Net periodic benefit cost (income)	$(9)	$(2)	$(9)	$(7)	$(18)	$(9)

The components of net periodic benefit cost (income) for our company-sponsored postretirement plan were immaterial for the three and six months ended June 30, 2026 and 2025.

The components of net periodic benefit cost (income) for our postemployment plans for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2026	2025	2026	2025
Net service cost	$1	$2	$2	$4
Interest cost	—	1	1	2
Amortization of:
Actuarial (gains) losses	—	—	(1)	1
Net periodic benefit cost	$1	$3	$2	$7

For all of our company-sponsored plans, the components of net periodic benefit cost (income) other than net service cost are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Employer Contributions
For the three and six months ended June 30, 2026, we contributed $1 million and $2 million, respectively, to our international pension plans, and $9 million and $19 million, respectively, to our U.S. pension plan. We anticipate contributing an additional $2 million to our international pension plans and $29 million to our U.S. pension plan, resulting in total expected contributions of $4 million and $48 million, respectively, in 2026.
For the three and six months ended June 30, 2026, we made immaterial contributions to our postretirement plan. We do not anticipate making material contributions during the remainder of 2026.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

For the three and six months ended June 30, 2026, we contributed $7 million and $14 million, respectively, to our postemployment plans. We anticipate contributing an additional $2 million to our postemployment plans during the remainder of 2026.
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
We also share liability with Voyix for certain environmental liabilities and legal matters as a result of our spin-off from Voyix in 2023.
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
As of June 30, 2026, we had accrued $20 million related to these environmental matters based on the information provided by Voyix and our determination that the amount is probable and estimable. Our understanding is that the events underlying the incurrence of the environmental obligations were never part of our legacy business operations. As such, we have recorded these costs in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Kalamazoo River
One of the Shared Environmental Matters is the remediation and related litigations relating to Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River”). The background and legal history of Kalamazoo River is described in our 2025 Annual Report on Form 10-K.
Voyix reported as of March 31, 2026, that their total reserve for Kalamazoo River was $110 million, reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. Voyix’s reserve as of June 30, 2026, may be higher or lower than previously reported.
The extent of Voyix’s and, therefore, our potential liability remains subject to many uncertainties, particularly because remedy decisions and cost estimates will not be generated until times in the future and most of the work to be performed will take place through the 2030s. Voyix further reported, as of March 31, 2026, that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that Voyix’s reserve for Kalamazoo River could be more than approximately double its reflected reserve.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Shared Legal Matters
In November 2015, in Hoak, et al. v. Plan Administrator of the Plans of NCR Corporation, participants and beneficiaries of certain deferred compensation retirement plans sponsored by NCR Corporation (collectively, the “Plan”) filed a putative class action lawsuit against NCR Corporation, now Voyix, and other defendants, alleging the defendants breached the plan agreements by, among other things, paying lump sum payments based on mortality tables and actuarial calculations upon termination of the Plan. The court certified a class in 2017.
On June 10, 2024, the trial court entered final judgment and ordered Voyix to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date. Voyix filed a notice of appeal on July 2, 2024. After hearing oral arguments on August 12, 2025, the appellate court affirmed the trial court judgment on August 26, 2025. On October 7, 2025, Voyix filed a petition for rehearing en banc, which the court denied on December 3, 2025. In February 2026, the matter was remanded back to the district court for further proceedings to finalize the amount owed to plaintiffs. Prior to resolution by the court, in April 2026, the parties reached a settlement to resolve all issues associated with damages owed to plan participants, interest, and attorney’s fees. During the three months ended June 30, 2026, the court approved the settlement reached by the parties, resolving all remaining issues in the litigation. Voyix continues to pursue reimbursement from its insurance carriers to the extent coverage is available under applicable fiduciary liability insurance policies.
Following court approval of the settlement, and after consulting with Voyix, we concluded that our previously-recorded accrual of $24 million, representing our obligation to indemnify Voyix for 50% of the final settlement amount, remained adequate as of June 30, 2026, and no adjustment to the accrual was necessary. We paid our related obligation to Voyix on July 17, 2026.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of basic earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Numerator:
Net income attributable to Atleos common stockholders	$65	$39	$87	$53

Denominator:
Basic weighted average number of shares outstanding	73.8	73.5	73.7	73.3

Basic earnings per share:	$0.88	$0.53	$1.18	$0.72
The components of diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Numerator:
Net income attributable to Atleos common stockholders	$65	$39	$87	$53

Denominator
Basic weighted average number of shares outstanding	73.8	73.5	73.7	73.3
Dilutive effect of restricted stock units and stock options	2.0	1.4	2.0	1.8
Weighted average diluted shares	75.8	74.9	75.7	75.1

Diluted earnings per share:	$0.86	$0.52	$1.15	$0.71
Diluted earnings per share for the three and six months ended June 30, 2025 excluded the effect of 2.8 million and 2.4 million shares of common stock, respectively, that may be issued in connection with restricted stock units and stock options because such effect would be antidilutive.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
As of June 30, 2026, we had interest rate swap contracts with aggregate notional amounts of $2.0 billion and fixed rates ranging from 4.294% to 4.306%, with maturities through March 31, 2027. These contracts are designated as cash flow hedges of the floating-rate interest associated with our U.S. Dollar vault cash agreements. Amounts recorded in AOCI will be reclassified to Cost of services as payments are made on our vault cash rental obligations. As of June 30, 2026 and December 31, 2025, the AOCI balance related to interest rate derivatives was a net loss of $4 million and $16 million, respectively.
The following table indicates the location and fair value of derivative assets and liabilities reported in our Condensed Consolidated Balance Sheets, as well as the applicable fair value hierarchy levels. There were no changes in valuation techniques and no transfers between levels 1, 2, or 3 during the periods presented.

	Fair Values of Derivative Instruments
			June 30, 2026		December 31, 2025
In millions	Balance Sheet Location	Fair Value Hierarchy	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Liabilities:
Interest rate swap contracts	Other current liabilities	Level 2		$(7)		$(17)
Interest rate swap contracts	Other liabilities	Level 2		—		(7)
Total liabilities			$2,000	$(7)	$2,000	$(24)

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	Level 2	$74	$—	$252	$1
Foreign currency exchange contracts	Other current liabilities	Level 2	$320	$(2)	$124	$(1)
As of June 30, 2026, there were $2 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending June 30, 2027. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended June 30,			Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2026	2025
Interest rate swap contracts	$4	$(4)	Cost of Services	$3	$(3)
Interest rate swap contracts	$—	$—	Interest expense	$(1)	$—

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Six months ended June 30,			Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2026	2025
Interest rate swap contracts	$11	$(16)	Cost of Services	$6	$(15)
Interest rate swap contracts	$—	1	Interest Expense	$(1)	$(1)
Amounts recorded in our Condensed Consolidated Statements of Operations related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and six months ended June 30, 2026 and 2025, were as follows:

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended June 30,		Six months ended June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2026	2025	2026	2025
Foreign exchange contracts	Other income (expense), net	$9	$(9)	$4	$(12)
Concentration of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties and the maximum potential loss may exceed the amount recognized in our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major financial institutions as counterparties to hedging transactions and monitoring procedures. As of June 30, 2026 and December 31, 2025 we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of AFS Securities	Total
Balance as of December 31, 2025	$52	$4	$(16)	$(2)	$38
Other comprehensive income (loss) before reclassifications	(32)	—	8	—	(24)
Amounts reclassified from AOCI	—	(1)	4	—	3
Net current period other comprehensive income (loss)	(32)	(1)	12	—	(21)
Balance as of June 30, 2026	$20	$3	$(4)	$(2)	$17

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$9	$(33)	$7	$(17)
Other comprehensive income (loss) before reclassifications	58	—	(11)	47
Amounts reclassified from AOCI	—	1	(13)	(12)
Net current period other comprehensive loss	58	1	(24)	35
Balance as of June 30, 2025	$67	$(32)	$(17)	$18
Reclassifications From AOCI

	For the three months ended June 30, 2026
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$3	$3
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$2	$2
Tax expense				—
Total reclassifications, net of tax				$2

	For the three months ended June 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(3)	$(3)
Other income (expense), net	1	—	—	1
Total before tax	$1	$—	$(3)	$(2)
Tax expense				—
Total reclassifications, net of tax				$(2)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2026
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$6	$6
Interest Expense	—	—	(1)	(1)
Other income (expense), net	(1)	—	—	(1)
Total before tax	$(1)	$—	$5	$4
Tax expense				(1)
Total reclassifications, net of tax				$3

	For the six months ended June 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(15)	$(15)
Interest Expense	—	—	(1)	(1)
Other income (expense), net	1	—	—	1
Total before tax	$1	$—	$(16)	$(15)
Tax expense				3
Total reclassifications, net of tax				$(12)
12. INVENTORIES
The components of Inventories were as follows:

In millions	June 30, 2026	December 31, 2025
Inventories
Work in process and raw materials	$77	$59
Finished goods	92	92
Service parts	182	191
Total inventories	$351	$342

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
The following table sets forth our results of operations for the three and six months ended June 30, 2025, which have been adjusted to reflect the impact of the immaterial revisions.

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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The revision impacts to our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 are shown below:

In millions	Three months ended June 30, 2025			Six months ended June 30, 2025
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$44	$(6)	$38	$58	$(7)	$51
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	46	—	46	58	—	58
Other comprehensive income (loss)	41	—	41	35	—	35
Total comprehensive income (loss)	85	(6)	79	93	(7)	86
Comprehensive income (loss) attributable to Atleos common stockholders	$85	$(6)	$79	$94	$(7)	$87

The statement of cash flows has been updated to reflect the changes to net income and the balance sheet, with an immaterial impact to net cash provided by operating activities, as the adjustments did not impact the total investing or financing cash flows for the period presented. The revision impacts to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 are shown below:

	Six months ended June 30, 2025
In millions	As Reported	Adjustments	As Revised
Operating activities
Net income	$58	$(7)	$51
Changes in assets and liabilities:
Current payables and accrued expenses	1	4	5
Contract liabilities	69	1	70
Net cash provided by operating activities	$100	$(2)	$98
Cash, cash equivalents, and restricted cash at end of period	$650	$(2)	$648

The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2025 presented within this Form 10-Q corrects the balance of retained earnings and AOCI, as disclosed in the table below.

(in millions)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, June 30, 2025 (as previously reported)	$276	$18	$352
Cumulative adjustment due to error correction in prior periods	(27)	—	(27)
Adjustment due to error correction of Net income (loss)	(7)	—	(7)
Adjustment due to error correction of Other comprehensive income	—	—	—
Balances, June 30, 2025 (as revised)	$242	$18	$318

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, including the risk factors set forth therein, and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This quarterly report contains forward-looking statements. See the sections of the Form 10-Q titled “Cautionary Statement about Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
Revision. In connection with the preparation of our second and third quarters 2025 financial statements, we identified misstatements in our previously-issued financial statements. Although not materially impacting any previously-reported periods, the misstatements resulted in immaterial misstatements in our historical financial statements and the revision of the first and second quarters of 2025. The figures in this MD&A reflect the impact of such revisions. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, and Note 13, “Revisions of Previously Issued Financial Statements”, in Item 1 of this Quarterly Report for additional information.
OVERVIEW
We are an industry-leading financial technology company providing self-directed banking solutions to a global customer base including financial institutions, merchants, manufacturers, retailers and consumers. We operate through three reportable segments: Self-Service Banking, Network, and Telecommunications and Technology (“T&T”).
During the second quarter of 2026, we continued to pursue our focus on customer service, leveraging AI-powered diagnostics, intelligent dispatch systems and fleet-level performance management to improve ATM availability. Within Self-Service Banking, continued revenue growth in our ATM as a Service (“ATMaaS”) business and subscription-based software offerings was offset by a reduction in revenue from hardware sales. Revenue in our Network segment decreased slightly quarter over quarter, due to lower demand for crypto transactions and less favorable revenue mix. Total gross margin increased year over year, due to favorable shifts in product mix in software and services, the impact of tariff refunds, productivity initiatives and positive settlement processing in the network business. These benefits were partially offset by increases in the costs of fuel and memory chips. We anticipate that these costs could remain elevated for the remainder of the year, impacting gross margin in future quarters.
On a year-to-date basis, consolidated revenue increased due to an increase in ATMaaS, subscription-based software offerings, and hardware sales during the first quarter. Year-to-date gross margin increased as a result of shifts in product mix and tariff refunds in the second quarter of the year.
We are exposed to macroeconomic factors such as interest rates, foreign currency fluctuations, geopolitical tensions and shifts in global trade policies. We anticipate that further conflict with Iran or similar geopolitical conflicts could negatively impact our ability to deliver products and services in certain markets, and continue to result in increases in fuel costs.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not valid, and on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) was required, subject to applicable procedures, to refund the IEEPA tariffs it had collected. On April 20, 2026, CBP began accepting submissions for certain IEEPA tariff refunds, and on June 29, 2026, it further expanded eligible refund submissions. The majority of our refund claims have been accepted, and we have accrued a net receivable related to these claims. We have received payment for a portion of our receivables.
On February 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Atleos, The Brink’s Company, a Virginia corporation (“Brink’s”), Novus Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of Brink’s (“Merger Sub I”) and Novus Merger Sub II, LLC, a Maryland limited liability company and wholly owned subsidiary of Brink’s (“Merger Sub II”). Pursuant to the Merger Agreement, (i) Merger Sub I will merge with and into Atleos (the “First Merger”), with Atleos surviving the First Merger as a direct wholly owned subsidiary of Brink’s, and (ii) immediately following the First Merger, Atleos will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Brink’s. Pursuant to the Merger Agreement, Brink’s will acquire each outstanding share of Atleos stock for $30.00 in cash, without interest, and 0.1574 shares of validly issued, fully paid and nonassessable shares of

Brink’s common stock. On June 30, 2026, the stockholders of both companies approved the Mergers. The Mergers are currently expected to close early in the first quarter of 2027, subject to customary closing conditions, including regulatory approvals. In connection with the Mergers, on March 11, 2026, we received the requisite consents from holders of our 9.500% Senior Secured Notes due 2029 (the “Notes”) and entered into a supplemental indenture to amend the defined term “Change of Control” to provide that the Mergers will not constitute a Change of Control and to add or amend certain other defined terms related to the Change of Control put provisions contained in the indenture governing the Notes (collectively, the “CoC Put Waiver”). As a result of the CoC Put Waiver, we are not required to repurchase any portion of the Notes as a result of the consummation of the Mergers. The supplemental indenture became effective immediately upon execution, but the CoC Put Waiver will not become operative until immediately prior to the effective time of the First Merger and will cease to be operative if the First Merger is not consummated or we do not pay the consent fee to the paying agent on behalf of the holders.

RESULTS OF OPERATIONS
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three months ended June 30,		Change	Six months ended June 30,		Change
In millions	2026	2025	%	2026	2025	%
Product revenue	$248	$265	(6)%	$469	$454	3%
Service revenue	855	837	2%	1,677	1,627	3%
Total revenue	1,103	1,102	—%	2,146	2,081	3%
Product gross margin	67	48	40%	100	77	30%
Service gross margin	242	204	19%	443	407	9%
Total gross margin	309	252	23%	543	484	12%
Selling, general and administrative expenses	133	116	15%	263	238	11%
Research and development expenses	20	17	18%	40	34	18%
Income from operations	156	119	31%	240	212	13%
Interest expense	(62)	(69)	(10)%	(125)	(136)	(8)%
Other income (expense), net	(4)	7	(157)%	8	3	167%
Income before income taxes	90	57	58%	123	79	56%
Income tax expense	25	19	32%	36	28	29%
Net income attributable to Atleos	$65	$39	67%	$87	$53	64%

•Total revenue of $1.10 billion for the three months ended June 30, 2026 was flat year over year, including $776 million of recurring revenue ($772 million of recurring revenue in the prior year period). For the six months ended June 30, 2026, total revenue increased 3% to $2.15 billion, including $1.53 billion of recurring revenue, compared to $2.08 billion and $1.51 billion, respectively, in the comparative prior year period. Revenue growth for the three and six months ended June 30, 2026 was driven by software and services revenues, including ATMaaS, while revenue in our network business decreased due to lower demand for crypto transactions. Hardware sales and associated installation services also contributed an offset to revenue growth in the three months ended June 30, 2026 due to the timing of delivery in the prior year, with overall growth for the six months ended June 30, 2026. Other revenues declined due to an expected reduction in commercial agreements and commerce-related contracts with Voyix.
•For the three months ended June 30, 2026, gross margin increased 510 basis points to 28.0% and adjusted gross margin increased 530 basis points to 30.2%. For the six months ended June 30, 2026, gross margin increased 200 basis points to 25.3% and adjusted gross margin increased 200 basis points to 27.4%. These increases were driven by net tariff refunds, favorable product mix in software and services, productivity initiatives, and positive settlement processing and lower vault cash costs in the network business, offset by an increase in other costs, including fuel and memory chips.

•Income from operations increased 31% and 13% for the three and six months ended June 30, 2026, respectively, driven by the factors described above. Operating expenses increased due to costs incurred in connection with our workforce optimization and strategic initiatives, as well as acquisition-related costs.
•Income before income taxes increased to $90 million and $123 million for the three and six months ended June 30, 2026, respectively, compared to $57 million and $79 million in the prior year periods as the impact of lower interest costs on our debt was offset by reduced gains from business disposals relative to the prior year period.
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
The following tables show our key financial and performance metrics for the three and six months ended June 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year over year.
Recurring revenue as a percentage of total revenue

	Three months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Recurring revenue (1)	$776	$772	70.4%	70.1%	1%
All other products and services	327	330	29.6%	29.9%	(1)%
Total Revenue	$1,103	$1,102	100.0%	100.0%	—%

	Six months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Recurring revenue (1)	$1,530	$1,513	71.3%	72.7%	1%
All other products and services	616	568	28.7%	27.3%	8%
Total Revenue	$2,146	$2,081	100.0%	100.0%	3%
(1) Refer to our definition of Recurring revenue in the section entitled “Key Financial and Performance Metrics.”

Net income attributable to Atleos and Adjusted EBITDA(1) as a percentage of total revenue

	Three months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Net income attributable to Atleos	$65	$39	5.9%	3.5%	67%
Adjusted EBITDA(1)	$254	$203	23.0%	18.4%	25%

	Six months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Net income attributable to Atleos	$87	$53	4.1%	2.5%	64%
Adjusted EBITDA(1)	$426	$375	19.9%	18.0%	14%
(1) Refer to our definition of Adjusted EBITDA in the section entitled “Supplemental Information - Items Affecting Comparability.”

Other performance metrics

	Three months ended June 30,
In millions, unless otherwise noted	2026	2025
Self-Service Banking
Annualized recurring revenue	$1,721	$1,679
Recurring revenue as a % of SSB revenue	58%	57%
Revenue from ATMaaS arrangements	$77	$62
Network
LTM ARPU (in thousands)	$16.0	$16.2
Network Managed Units (in thousands)	77.0	77.0

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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) (non-GAAP) and Adjusted EBITDA margin (non-GAAP) are calculated as GAAP Net income (loss) attributable to Atleos plus interest expense; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs, including costs related to the Brink’s transaction; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges, which include integration, severance, divestiture and other exit and disposal costs; plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus other amounts included in Other income (expense), net. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, and Adjusted EBITDA margin by segment is calculated based on segment Adjusted EBITDA divided by the related segment revenue. We use these non-GAAP measures to evaluate performance consistently from period to period.
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
Adjusted free cash flow-unrestricted (non-GAAP) is calculated as net cash (used in) provided by operating activities less capital expenditures, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus proceeds from certain sale-leaseback transactions, plus pension contributions and settlements, plus legal and environmental indemnification payments made to Voyix, and plus certain significant acquisition-related payments. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of our merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted is useful for investors because it indicates the amount of cash available for, among other things, investments in our existing businesses, strategic acquisitions and repayment of our debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available, since there may be other non-discretionary expenditures that are not deducted from the measure.

Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended June 30,		Six months ended June 30,
In millions	2026	2025	2026	2025
Net income attributable to Atleos (GAAP)	$65	$39	$87	$53
Interest expense	62	69	125	136
Interest income	(2)	(1)	(4)	(2)
Income tax expense	25	19	36	28
Depreciation and amortization expense	45	44	89	86
Amortization of acquisition-related intangibles	24	24	48	47
Stock-based compensation expense	10	8	17	17
Separation costs	—	6	—	8
Acquisition-related costs	8	1	10	1
Transformation and restructuring	10	(11)	5	(10)
Voyix indemnification expense	3	1	6	5
Other (income) expense items(1)	4	4	7	6
Adjusted EBITDA (non-GAAP)	$254	$203	$426	$375
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross Margin Rate (GAAP)	28.0%	22.9%	25.3%	23.3%
Plus:
Amortization of acquisition-related intangibles	1.8%	1.8%	1.9%	1.9%
Stock-based compensation expense	0.2%	0.2%	0.1%	0.1%
Transformation and restructuring	0.2%	—%	0.1%	0.1%
Adjusted Gross Margin Rate (Non-GAAP)	30.2%	24.9%	27.4%	25.4%
Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
SG&A as a percentage of revenue (GAAP)	12.1%	10.5%	12.3%	11.4%
Plus:
Amortization of acquisition-related intangibles	(0.4)%	(0.4)%	(0.4)%	(0.4)%
Stock-based compensation expense	(0.7)%	(0.4)%	(0.6)%	(0.6)%
Separation costs	—%	(0.5)%	—%	(0.4)%
Acquisition-related costs	(0.7)%	(0.1)%	(0.5)%	—%
Transformation and restructuring	(0.7)%	—%	(0.7)%	—%
Voyix indemnification expense	(0.1)%	—%	(0.1)%	—%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	9.5%	9.1%	10.0%	10.0%

Reconciliation of Cash provided by operating activities (GAAP) to Adjusted Free Cash Flow-Unrestricted (non-GAAP)

	Six months ended June 30,
In millions	2026	2025
Net cash provided by operating activities (GAAP)	$21	$98
Capital expenditures	(53)	(50)
Additions to capitalized software	(21)	(26)
Change in restricted cash settlement activity	11	(69)
Pension contributions	22	7
Indemnification payments to Voyix	7	6
Proceeds from ATM sale-leaseback transactions	10	24
Acquisition-related payments	6	—
Adjusted free cash flow-unrestricted (non-GAAP)	$3	$(10)
Consolidated Results
Revenue

	Three months ended June 30,		Change	Six months ended June 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Self-Service Banking	$741	$732	1%	$1,438	$1,355	6%
Network	316	319	(1)%	617	618	—%
T&T	41	41	—%	81	84	(4)%
Total segment revenue	1,098	1,092	1%	2,136	2,057	4%
Other(1)	5	10	(50)%	10	24	(58)%
Consolidated revenue	$1,103	$1,102	—%	$2,146	$2,081	3%

(1) Contains certain immaterial business operations that do not represent a reportable segment, including commerce-related operations in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.
Consolidated revenue for the three months ended June 30, 2026 was flat compared to the three months ended June 30, 2025, with increases in software and services offset by lower demand for crypto transactions and less favorable revenue mix.

Consolidated revenue for the six months ended June 30, 2026 increased 3% compared to the six months ended June 30, 2025. Revenue growth for the six months ended June 30, 2026 was driven by software and services revenues, including ATMaaS. Hardware sales and associated installation services contributed an offset to revenue growth in the three months ended June 30, 2026 due to timing of delivery in the prior year, with overall growth for the six months ended June 30, 2026. Other revenues for both the three and six months ended June 30, 2026 declined due to an expected reduction in commercial agreements and commerce-related contracts with Voyix.
Gross Margin

	Three months ended June 30,		Percentage of Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Total gross margin	$309	$252	28.0%	22.9%	23%

	Six months ended June 30,		Percentage of Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Total gross margin	$543	$484	25.3%	23.3%	12%
Gross margin increased to 28.0% and 25.3% for the three and six months ended June 30, 2026, respectively, compared with 22.9% and 23.3%, respectively, for the corresponding comparative prior year periods. Adjusted gross margin for the three and six months ended June 30, 2026 increased from 24.9% and 25.4% to 30.2% and 27.4%, respectively.
These increases were driven by tariff refunds, favorable product mix in software and services, productivity initiatives, and positive settlement activity and lower vault cash costs in the network business, offset by an increase in other costs, including fuel and memory chips.
Selling, General and Administrative Expenses

	Three months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Selling, general and administrative expenses	$133	$116	12.1%	10.5%	15%

	Six months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Selling, general and administrative expenses	$263	$238	12.3%	11.4%	11%
Selling, general, and administrative expenses increased $17 million and $25 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding prior year periods. The increases were primarily due to higher severance costs and professional fees incurred in connection with our workforce optimization and other strategic initiatives. On an adjusted basis, selling, general and administrative expenses as a percentage of revenue increased from 9.1% to 9.5% for the three months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, adjusted selling, general and administrative expenses as a percentage of revenue remained flat at 10.0%.
Research and Development Expenses

	Three months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Research and development expenses	$20	$17	1.8%	1.5%	18%

	Six months ended June 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Research and development expenses	$40	$34	1.9%	1.6%	18%
Research and development expenses increased year over year by $3 million and $6 million for the three and six months ended June 30, 2026, respectively, due to increases in employee-related costs.
Interest Expense

	Three months ended June 30,		Change	Six months ended June 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Interest expense	$62	$69	(10)%	$125	$136	(8)%
Interest expense decreased $7 million and $11 million for the three and six months ended June 30, 2026, respectively, compared to the prior year due to lower interest rates on certain debt obligations as well as a reduction in the outstanding balance on the term loan facilities.

Other Income (Expense), net

	Three months ended June 30,		Six months ended June 30,
In millions	2026	2025	2026	2025
Other income (expense), net
Interest income	$2	$1	$4	$2
Foreign currency fluctuations and foreign exchange contracts	(7)	(8)	(15)	(13)
Employee benefit plans	9	3	19	6
Bank-related fees	(4)	(4)	(8)	(7)
Voyix environmental indemnification expense	(2)	(1)	(3)	(5)
Other, net	(2)	16	11	20
Total other income (expense), net	$(4)	$7	$8	$3
We recorded expense of $4 million for the three months ended June 30, 2026 compared to income of $7 million in the comparative prior year period. The unfavorable year-over-year change was primarily attributable to gains recognized on the divestiture of a business in the prior year period that did not repeat. This was partially offset by an increase in income related to our company-sponsored defined benefit plans resulting from contributions and favorable prior year asset performance, and the amortization of actuarial gains associated with certain postemployment plans. On a year-to-date basis, Other income increased $5 million as the increase in income related to our company-sponsored defined benefit plans more than offset a decrease in gains recognized from business disposals.
Income Taxes

	Three months ended June 30,		Six months ended June 30,
In millions	2026	2025	2026	2025
Income tax expense	$25	$19	$36	$28

Income tax expense was $25 million and $36 million for the three and six months ended June 30, 2026, respectively, compared to $19 million and $28 million in the prior year periods. The changes were primarily driven by higher income before income taxes, partially offset by a lower annual effective tax rate. We did not recognize any material discrete tax expenses or benefits in the three and six months ended June 30, 2026 or 2025.
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
Services revenues include hardware maintenance revenue, transaction services revenue and ATMaaS revenue. Software revenues include cloud revenue, software license and maintenance revenues, as well as professional services revenues. Transactional revenues include payments processing revenue, interchange and network revenue and Bitcoin-related revenue. Hardware revenue is primarily comprised of sales of ATM hardware.

Self-Service Banking Revenue and Adjusted EBITDA

	Three months ended June 30,		Change	Six months ended June 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Services	$389	$372	5%	$768	$720	7%
Software	156	136	15%	291	262	11%
Hardware	196	224	(13)%	379	373	2%
Total Self-Service Banking revenue	$741	$732	1%	$1,438	$1,355	6%
Total Adjusted EBITDA	$212	$188	13%	$371	$340	9%
Revenue for the three and six months ended June 30, 2026 increased 1% and 6%, respectively, compared to the prior year period. Software and services revenues increased, primarily due to the continued shift toward recurring ATMaaS arrangements and subscription-based software offerings. Hardware sales and associated installation services contributed an offset to revenue growth in the three months ended June 30, 2026 due to the timing of delivery in the prior year, with overall growth for the six months ended June 30, 2026.
Adjusted EBITDA for the three and six months ended June 30, 2026 increased 13% and 9%, respectively, compared to the prior year periods due to net tariff refunds, productivity initiatives and favorable product mix, offset by increases in the costs of fuel and memory chips.
Network Revenue and Adjusted EBITDA

	Three months ended June 30,		Change	Six months ended June 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Software	$9	$8	13%	$17	$14	21%
Transactional	307	311	(1)%	600	604	(1)%
Total Network revenue	$316	$319	(1)%	$617	$618	—%
Total Adjusted EBITDA	$106	$86	23%	$190	$172	10%
Revenue remained relatively flat for the three and six months ended June 30, 2026 compared to the prior year periods due to lower demand for crypto transactions and less favorable revenue mix.
Adjusted EBITDA for the three and six months ended June 30, 2026 increased 23% and 10%, respectively, compared to the prior year periods resulting from positive settlement processing and lower vault cash costs.
T&T Revenue and Adjusted EBITDA

	Three months ended June 30,		Change	Six months ended June 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Services	$39	$39	—%	$77	$80	(4)%
Software	1	—	n/m	2	1	100%
Hardware	1	2	(50)%	2	3	(33)%
Total T&T revenue	$41	$41	—%	$81	$84	(4)%
Total Adjusted EBITDA	$7	$9	(22)%	$14	$17	(18)%
Revenue for the three months ended June 30, 2026 was flat year over year, while for the six months ended June 30, 2026 revenue decreased 4% due to a decline in customer projects.
Adjusted EBITDA for the three and six months ended June 30, 2026 decreased 22% and 18%, respectively, compared to the prior year periods, primarily reflecting the revenue trends discussed above.

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
Summarized cash flow information for the six months ended June 30, is as follows:

	Six months ended June 30,
In millions	2026	2025
Net cash provided by operating activities	$21	$98
Net cash (used in) investing activities	$(52)	$(37)
Net cash (used in) financing activities	$(6)	$(66)
Net cash provided by operating activities for the six months ended June 30, 2026 decreased $77 million relative to the comparative prior year period, driven by the timing of cash settlement to our merchant partners, increases in contract liabilities and other working capital requirements.
Net cash used in investing activities increased $15 million for the six months ended June 30, 2026 relative to the comparative prior year period, primarily due to a reduction in sale-leaseback transactions on our ATM units.
Net cash used in financing activities for the six months ended June 30, 2026 decreased $60 million year over year, driven by additional net borrowings under our revolving credit facility of $95 million. This was partially offset by an increase in repayments on our term loan facilities of $13 million and year-to-date payments of $16 million for share repurchases. Additionally, cash inflows from employee stock plans decreased $7 million due to the timing of employee stock options exercises.
Long Term Borrowings As of June 30, 2026, we had $1,350 million of outstanding 9.500% senior secured notes due in 2029 and $1,243 million outstanding under our term loan facilities. In addition, we had $235 million outstanding under our revolving credit facility and $30 million of letters of credit issued.
Employee Benefit Plans In 2026, we expect to make contributions of $4 million to our international pension plans, $48 million to our U.S. pension plan, $16 million to our postemployment plans, and immaterial contributions to our U.S. postretirement plan.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by our foreign subsidiaries at June 30, 2026 and December 31, 2025 was $291 million and $299 million, respectively. Under current tax laws and regulations, if cash, cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Share Repurchase Program During the six months ended June 30, 2026, we repurchased approximately 0.4 million shares under our stock repurchase program for an aggregate purchase price of $15 million, including commissions and fees. The repurchases were funded primarily through cash generated from operations and available liquidity. In connection with the Mergers, we have suspended our share repurchase program.
As of June 30, 2026, our cash and cash equivalents totaled $429 million, our debt totaled $2,829 million and our borrowing capacity under our Revolving Credit Facility was $335 million.
Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of our 2025 Annual Report on Form 10-K, Item 1A of Part II of our Quarterly Report on Form 10-Q filed on May 7, 2026, and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We believe that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond June 30, 2027) material cash requirements when due, including third-party debt, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to pursue investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, people and the communities we operate in, as well as to repay our indebtedness over time.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual commitments and other commercial obligations described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies and Estimates
Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill, pension, postretirement and postemployment benefits, and income taxes. These are described in Part II, Item 7 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
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
To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we may hedge certain of our transactional exposures using foreign currency exchange contracts. We also use derivatives not designated as hedging instruments, consisting primarily of forward contracts, to hedge foreign currency denominated balance sheet exposures. A discussion of our accounting policies for derivative instruments and further disclosures are provided in Note 10, “Derivatives and Hedging Instruments”, to the Condensed Consolidated Financial Statements.
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
•A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $7 million as of June 30, 2026.
•A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $6 million as of June 30, 2026.
We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk in relation to our variable-rate debt. Approximately 48% of our borrowings were on a fixed rate basis as of June 30, 2026. We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
The increase in pre-tax interest expense for the three and six months ended June 30, 2026 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million and $8 million, respectively.
Our ATM vault cash rental expense is based on market rates of interest, and is therefore sensitive to changes in applicable interest rates in the countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended June 30, 2026 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.
Refer to Note 10, “Derivatives and Hedging Instruments”, to the Condensed Consolidated Financial Statements for further information on our interest rate derivative contracts as of June 30, 2026.
Concentrations of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized in our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major international financial institutions as counterparties to hedging transactions and monitoring procedures. As of June 30, 2026 and December 31, 2025, we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers for which we do not require collateral, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of June 30, 2026, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    LEGAL PROCEEDINGS
The information required by this item is included in Note 8, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (“Risk Factors”) of our 2025 Form 10-K filed on February 27, 2026, our Quarterly Report on Form 10-Q filed on May 7, 2026 and other reports, proxy and registration statements.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Share Repurchase Program, authorizes up to $200 million of repurchases over a 24-month period. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, or other methods, including Rule 10b5-1 trading plans, and may be modified, suspended, or discontinued at any time. No shares were repurchased during the three months ended June 30, 2026.
As of June 30, 2026, approximately $157 million remained available for repurchases under the Share Repurchase Program. In connection with the Mergers, we have suspended our share repurchase program.
Repurchases of our common stock are subject to certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and are further subject to the discretion of our Board of Directors.
Item 5.     OTHER INFORMATION
For the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.    EXHIBITS

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

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025; (iii) our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025; (iv) our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025; (v) our condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
& Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	August 5, 2026	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer