Form 10-Q
period 2026-09-30
NCR Atleos Corp
filed 2026-11-04
CIK 1974138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑
As of October 28, 2026, there were 73,939,883 shares of the registrant’s common stock issued and outstanding.

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

Item 1.    FINANCIAL STATEMENTS
NCR Atleos Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Product revenue	$243	$274	$712	$728
Service revenue	856	847	2,533	2,474
Total revenue	1,099	1,121	3,245	3,202
Cost of products	187	219	556	596
Cost of services	629	631	1,863	1,851
Selling, general and administrative expenses	82	143	345	381
Research and development expenses	18	18	58	52
Total operating expenses	916	1,011	2,822	2,880
Income from operations	183	110	423	322
Interest expense	(61)	(68)	(186)	(204)
Other income (expense), net	7	(9)	15	(6)
Income before income taxes	129	33	252	112
Income tax expense	32	7	68	35
Net income	97	26	184	77
Net loss attributable to noncontrolling interests	—	—	—	(2)
Net income attributable to Atleos	$97	$26	$184	$79

Net income per share attributable to Atleos common stockholders:
Net income per common share
Basic	$1.31	$0.35	$2.49	$1.08
Diluted	$1.27	$0.34	$2.42	$1.05
Weighted average common shares outstanding
Basic	73.9	73.7	73.8	73.4
Diluted	76.1	76.0	75.9	75.5
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$97	$26	$184	$77
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(9)	(22)	(40)	37
Derivatives
Unrealized gain (loss) on derivatives	2	2	13	(13)
(Gain) loss on derivatives arising during the period	1	(3)	6	(19)
Less income tax	1	1	(3)	8
Employee benefit plans
Amortization of actuarial (gain) loss	(1)	—	(2)	1
Other comprehensive income (loss)	(6)	(22)	(26)	14
Total comprehensive income	91	4	158	91
Less comprehensive income (loss) attributable to noncontrolling interests:
Net loss	—	—	—	(2)
Currency translation adjustments	(1)	(1)	—	—
Amounts attributable to noncontrolling interests	(1)	(1)	—	(2)
Comprehensive income attributable to Atleos common stockholders	$92	$5	$158	$93
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$311	$456
Accounts receivable, net of allowances of $12 and $12 as of September 30, 2026 and December 31, 2025, respectively	519	550
Inventories	362	342
Restricted cash	166	175
Other current assets	293	301
Total current assets	1,651	1,824
Property, plant and equipment, net	539	511
Goodwill	1,957	1,958
Intangibles, net	430	498
Operating lease right of use assets	191	177
Prepaid pension cost	266	259
Deferred income tax assets	275	288
Other assets	197	153
Total assets	$5,506	$5,668
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$89	$86
Accounts payable	643	617
Payroll and benefits liabilities	123	139
Contract liabilities	383	383
Settlement liabilities	185	184
Other current liabilities	402	490
Total current liabilities	1,825	1,899
Long-term borrowings	2,455	2,672
Pension and indemnity plan liabilities	276	313
Postretirement and postemployment benefits liabilities	42	43
Income tax accruals	27	24
Operating lease liabilities	152	139
Deferred income tax liabilities	37	41
Other liabilities	129	135
Total liabilities	4,943	5,266
Commitments and Contingencies (Note 8)
Stockholders’ equity
Atleos stockholders’ equity
Preferred stock: par value $0.01 per share, 50.0 shares authorized, no shares issued	—	—
Common stock: par value $0.01 per share, 350.0 shares authorized, 73.9 and 73.7 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Paid-in Capital	83	65
Retained earnings	468	299
Accumulated other comprehensive income	12	38
Total Atleos stockholders’ equity	564	403
Noncontrolling interests in subsidiaries	(1)	(1)
Total stockholders’ equity	563	402
Total liabilities and stockholders’ equity	$5,506	$5,668
See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30,
	2026	2025
Operating activities
Net income	$184	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization expense	214	211
Stock-based compensation expense	26	25
Pension, postretirement and postemployment benefit (income) expense	(23)	(2)
Deferred income taxes	1	16
Gain on divestiture and disposal of assets, net	(8)	(30)
Loss from equity investments	3	2
Changes in assets and liabilities:
Receivables	27	29
Inventories	(59)	(108)
Current payables and accrued expenses	32	(42)
Contract liabilities	—	22
Employee benefit plans	(51)	(32)
Settlement assets and liabilities, net	—	(14)
Other assets and liabilities	(127)	(29)
Net cash provided by operating activities	$219	$125
Investing activities
Capital expenditures	$(104)	$(80)
Additions to capitalized software	(33)	(39)
Business acquisitions, net of cash acquired	(1)	(17)
Proceeds from sale of property, plant and equipment	24	36
Proceeds from divestiture	12	11
Sale of investments	—	1
Net cash (used in) investing activities	$(102)	$(88)
Financing activities
Borrowings on term credit facilities	$—	$11
Payments on term credit facilities	(91)	(90)
Borrowings on revolving credit facilities	530	750
Payments on revolving credit facilities	(655)	(750)
Proceeds from employee stock plans	—	7
Tax withholding payments on behalf of employees	(8)	(8)
Payments on acquisition holdback	(10)	(16)
Repurchases of common stock	(16)	—
Principal payments for finance lease obligations	(10)	(3)
Other financing activities	(7)	(3)
Net cash (used in) financing activities	$(267)	$(102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	11
Decrease in cash, cash equivalents, and restricted cash	(153)	(54)
Cash, cash equivalents, and restricted cash at beginning of period	644	641
Cash, cash equivalents, and restricted cash at end of period	$491	$587

See Notes to Condensed Consolidated Financial Statements.

NCR Atleos Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2025	74	$1	$65	$299	$38	$(1)	$402
Comprehensive income (loss):
Net income (loss)	—	—	—	22	—	—	22
Other comprehensive income (loss)	—	—	—	—	(15)	1	(14)
Total comprehensive income (loss)	—	—	—	22	(15)	1	8
Shares repurchased and retired	—	—	—	(15)	—	—	(15)
Stock compensation	—	—	1	—	—	—	1
March 31, 2026	74	$1	$66	$306	$23	$—	$396
Comprehensive income (loss):
Net income (loss)	—	—	—	65	—	—	65
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Total comprehensive income	—	—	—	65	(6)	—	59
Stock compensation plans	—	—	9	—	—	—	9
June 30, 2026	74	$1	$75	$371	$17	$—	$464
Comprehensive income (loss):
Net income (loss)	—	—	—	97	—	—	97
Other comprehensive income (loss)	—	—	—	—	(5)	(1)	(6)
Total comprehensive income (loss)	—	—	—	97	(5)	(1)	91
Stock compensation plans	—	—	8	—	—	—	8
September 30, 2026	74	$1	$83	$468	$12	$(1)	$563

	Atleos Stockholders
	Common Stock
In millions	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total
December 31, 2024	73	$1	$47	$188	$(17)	$4	$223
Comprehensive income (loss):
Net income (loss)	—	—	—	14	—	(1)	13
Other comprehensive income (loss)	—	—	—	—	(5)	—	(5)
Total comprehensive income (loss)	—	—	—	14	(5)	(1)	8
Net transfers from NCR Corporation	—	—	—	1	—	—	1
Stock compensation plans	—	—	1	—	—	—	1
March 31, 2025	73	$1	$48	$203	$(22)	$3	$233
Comprehensive income (loss):
Net income (loss)	—	—	—	39	—	(1)	38
Other comprehensive loss	—	—	—	—	40	1	41
Total comprehensive income (loss)	—	—	—	39	40	—	79
Stock Compensation plans	1	—	7	—	—	—	7
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
June 30, 2025	74	$1	$55	$242	$18	$2	$318
Comprehensive income (loss):
Net income (loss)	—	—	—	26	—	—	26
Other comprehensive income (loss)	—	—	—	—	(21)	(1)	(22)
Total comprehensive income (loss)	—	—	—	26	(21)	(1)	4
Stock compensation	—	—	9	—	—	—	9
September 30, 2025	74	$1	$64	$268	$(3)	$1	$331

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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal, recurring accruals, unless otherwise disclosed) necessary for a fair statement of our financial position as of September 30, 2026 and our results of operations and cash flows for each period presented. The results reported in these Condensed Consolidated Financial Statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. These financial statements have been prepared on a consistent basis, and should be read in conjunction with our Annual Report on Form 10-K for the period ending December 31, 2025.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	Location in the Condensed Consolidated Balance Sheet	September 30,
		2026	2025
Cash and cash equivalents	Cash and cash equivalents	$311	$412
Cash included in settlement processing assets	Restricted cash	166	162
Long term restricted cash	Other Assets	14	13
Total cash, cash equivalents, and restricted cash		$491	$587
Contract Assets and Liabilities The following table presents the net contract liability balances as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, no contracts were in a net asset position.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2026	December 31, 2025
Current portion of contract liabilities	Contract liabilities	$383	$383
Non-current portion of contract liabilities	Other liabilities	$39	$41
During the nine months ended September 30, 2026, we recognized $279 million in revenue that was included in contract liabilities as of December 31, 2025. During the nine months ended September 30, 2025, we recognized $224 million in revenue that was included in contract liabilities as of December 31, 2024.
Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of September 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was approximately $1.8 billion. We expect to recognize revenue on approximately 75% of the remaining performance obligations within 1 year, 20% within 2-3 years, and substantially all of the remainder within 4-5 years. The majority of our professional services are expected to be recognized within 1 year, but this is contingent upon a number of factors, including customers’ needs and schedules.
We have made certain elections that affect the value of the remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the right to invoice practical expedient.
Accounts Receivable and Allowance for Credit Losses on Accounts Receivable The components of Accounts receivable, net are summarized as follows:

In millions	September 30, 2026	December 31, 2025
Accounts receivable
Trade	$507	$520
Other	24	42
Accounts receivable, gross	531	562
Less: allowance for credit losses	(12)	(12)
Total accounts receivable, net	$519	$550
Other receivables On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not valid. On March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) was required, subject to applicable procedures, to refund IEEPA tariffs that had been collected. On April 20, 2026, CBP began accepting submissions for certain IEEPA tariff refunds, and on June 29, 2026, it further expanded eligible refund submissions. We evaluated the associated accruals under the loss recovery model and concluded that recovery of tariffs for which refund claims had been accepted was probable. As of September 30, 2026,

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

the majority of our refund claims had been accepted and paid. We are carrying a net receivable for the outstanding, unpaid claims within Other receivables in our Condensed Consolidated Balance Sheet.
We evaluate our reserves in light of the age and quality of our outstanding accounts receivable, as well as risks to specific industries or countries, and adjust the reserves accordingly. Provisions, write-offs and recoveries against the reserve for each of the three and nine months ended September 30, 2026 and 2025 were immaterial.
Fair Value of Financial Instruments The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2026 and December 31, 2025. The fair values of our debt and derivative instruments are disclosed in Note 4, “Debt Obligations” and Note 10, “Derivatives and Hedging Instruments”, respectively.
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
As of both September 30, 2026 and December 31, 2025, the fair value of our available for sale debt securities was $9 million. In addition, as of September 30, 2026, we held $5 million in money market mutual funds measured at fair value. We did not hold any money market mutual funds as of December 31, 2025.
Trade Receivables Facility We maintain a trade receivables facility under which we sell certain receivables to third-party financial institutions. There have been no material changes to the facility since December 31, 2025. The total outstanding balance of trade receivables that had been sold and derecognized as of September 30, 2026 and December 31, 2025 was approximately $186 million and $200 million, respectively.
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
Other accounting pronouncements issued before, but not effective until after, September 30, 2026, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS
The carrying amount of goodwill by segment as of September 30, 2026 and December 31, 2025 is presented in the table below.

	December 31, 2025			September 30, 2026
In millions	Goodwill	Additions	Other	Goodwill
Network	$1,702	$—	$(1)	$1,701
Self Service Banking(1)	256	—	—	256
Total goodwill	$1,958	$—	$(1)	$1,957
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

	Amortization Period (in Years)	September 30, 2026		December 31, 2025
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Direct customer relationships	1 - 15	$398	$(152)	$398	$(133)
Technology-software	3 - 8	537	(353)	536	(307)
Tradenames	1 - 10	51	(51)	52	(48)
Total identifiable intangible assets		$986	$(556)	$986	$(488)
Amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2026	2025	2026	2025
Amortization expense	$20	$24	$68	$71
The estimated amortization expense for acquired intangible assets for the following periods is:

		For the years ended December 31,
In millions	Remainder of 2026	2027	2028	2029	2030
Amortization expense	$21	$82	$79	$55	$33
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
Corporate income and expenses not allocated to segments includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment. Other income and expenses not allocated to segments includes certain other immaterial business operations that do not represent a reportable segment, and revenues from commercial agreements with NCR Voyix Corporation.
Our segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company’s resources. We evaluate the performance of our segments and allocate resources to them based on revenue and Adjusted EBITDA. We determine Adjusted EBITDA based on GAAP net income (loss) attributable to Atleos plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs, including costs related to the Brink’s transaction; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus or minus legal settlements; plus other amounts included in Other income (expense), net. We consider these adjustments non-operational or non-recurring in nature and we exclude them from the Adjusted EBITDA metric utilized by our CODM in evaluating segment performance.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables present revenue, significant expenses and Adjusted EBITDA by segment for the three and nine months ended September 30, 2026 and 2025.

In millions	For the three months ended September 30, 2026
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$731	$322	$41	$1,094
Other (1)				5
Consolidated Revenue				$1,099
Less:
Adjusted cost of products (2)	166	6	3	175
Adjusted cost of services (2)	330	231	26	587
Adjusted SG&A and R&D expenses (2)	45	19	3	67
Other segment items (3)	(19)	(25)	(1)	(45)
Total Segment Adjusted EBITDA	$209	$91	$10	$310
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$310
Less unallocated amounts
Corporate income and expenses not allocated to segments				68
Other income and expenses not allocated to segments				1
Interest expense				61
Interest income				(2)
Income tax expense				32
Depreciation and amortization expense				48
Amortization of acquisition-related intangibles				20
Stock-based compensation expense				9
Acquisition-related costs				6
Transformation and restructuring				6
Voyix indemnification expense (4)				(9)
Legal settlements				(31)
Other (income) expense items, net (5)				4
Net income attributable to Atleos				$97

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the three months ended September 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$744	$328	$40	$1,112
Other (1)				9
Consolidated Revenue				$1,121
Less:
Adjusted cost of products (2)	190	12	1	203
Adjusted cost of services (2)	326	224	27	577
Adjusted SG&A and R&D expenses (2)	46	24	4	74
Other segment items (3)	(14)	(25)	—	(39)
Total Segment Adjusted EBITDA	$196	$93	$8	$297
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$297
Less unallocated amounts
Corporate income and expenses not allocated to segments				78
Interest expense				68
Interest income				(2)
Income tax expense				7
Depreciation and amortization expense				43
Amortization of acquisition-related intangibles				24
Stock-based compensation expense				8
Separation costs				1
Acquisition-related costs				3
Transformation and restructuring				11
Voyix indemnification expense (4)				22
Other (income) expense items, net (5)				8
Net income attributable to Atleos				$26

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the nine months ended September 30, 2026
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,169	$939	$122	$3,230
Other (1)				15
Consolidated Revenue				$3,245
Less:
Adjusted cost of products (2)	489	24	6	519
Adjusted cost of services (2)	1,007	640	82	1,729
Adjusted SG&A and R&D expenses (2)	148	65	11	224
Other segment items (3)	(55)	(71)	(1)	(127)
Total Segment Adjusted EBITDA	$580	$281	$24	$885
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$885
Less unallocated amounts
Corporate income and expenses not allocated to segments				220
Other income and expenses not allocated to segments				(2)
Interest expense				186
Interest income				(6)
Income tax expense				68
Depreciation and amortization expense				137
Amortization of acquisition-related intangibles				68
Stock-based compensation expense				26
Acquisition-related costs				16
Transformation and restructuring				11
Voyix indemnification expense (4)				(3)
Legal settlements				(31)
Other (income) expense items, net (5)				11
Net income attributable to Atleos				$184

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	For the nine months ended September 30, 2025
	Self-Service Banking	Network	T&T	Total
Segment Revenue	$2,099	$946	$124	$3,169
Other (1)				33
Consolidated Revenue				$3,202
Less:
Adjusted cost of products (2)	516	35	3	554
Adjusted cost of services (2)	956	654	84	1,694
Adjusted SG&A and R&D expenses (2)	135	67	13	215
Other segment items (3)	(44)	(75)	(1)	(120)
Total Segment Adjusted EBITDA	$536	$265	$25	$826
Reconciliation of Segment Adjusted EBITDA to Net income attributable to Atleos
Segment Adjusted EBITDA				$826
Less unallocated amounts
Corporate income and expenses not allocated to segments				233
Other income and expenses not allocated to segments				(1)
Interest expense				204
Interest income				(4)
Income tax expense				35
Depreciation and amortization expense				129
Amortization of acquisition-related intangibles				71
Stock-based compensation expense				25
Separation costs				9
Acquisition-related costs				4
Transformation and restructuring				1
Voyix indemnification expense (4)				27
Other (income) expense items, net (5)				14
Net income attributable to Atleos				$79
(1) Other revenue represents certain other immaterial business operations that do not represent a reportable segment and revenues from commercial agreements with Voyix.
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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents recurring revenue and all other products and services revenue that we recognize at a point in time:

In millions	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Recurring revenue (1)	$782	$783	$2,312	$2,296
All other products and services	317	338	933	906
Total revenue	$1,099	$1,121	$3,245	$3,202
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
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents our revenue by geographic area:

In millions	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States (“U.S.”)	$515	$500	$1,527	$1,448
Americas (excluding U.S.)	120	152	355	406
Europe, Middle East and Africa	338	344	1,004	996
Asia Pacific	126	125	359	352
Total revenue	$1,099	$1,121	$3,245	$3,202

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. DEBT OBLIGATIONS
The following table summarizes our short-term borrowings and long-term debt:

In millions, except percentages	September 30, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility	$88	6.57%	$78	6.34%
Other	1	7.17%	8	2.21%
Total short-term borrowings	$89		$86
Long-Term Borrowings
Senior Secured Credit Facility:
Term loan facilities	$1,136	6.61%	$1,237	6.43%
Revolving credit facility	—	—%	125	6.44%
Senior Secured Notes:
9.500% Senior Secured Notes due 2029	1,350		1,350
Discount and deferred financing fees	(31)		(40)
Total long-term debt	$2,455		$2,672

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
As of September 30, 2026, the term loan facilities had an aggregate principal amount of $1,580 million, of which $1,224 million remained outstanding. We had $29 million in outstanding letters of credit and no other borrowing under the revolving credit facility, resulting in $571 million of remaining borrowing capacity under this facility.
Borrowings under the credit agreement bear interest at rates based on the Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable margin.
Senior Secured Notes As of September 30, 2026 and December 31, 2025, we had $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Notes”).
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
Other Debt As of September 30, 2026, we had $1 million outstanding under our master loan agreement with Banc of America Leasing & Capital LLC, with a weighted average interest rate of 7.17% and a weighted average term of 8 months. As of December 31, 2025, debt outstanding under this agreement was $3 million with a weighted average interest rate of 7.17% and a weighted average term of 1 year.
Fair Value of Debt We utilized Level 2 inputs to measure the fair value of our long-term debt, which, as of September 30, 2026 and December 31, 2025 was $2,684 million and $2,975 million, respectively.

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
Income tax expense for the three months ended September 30, 2026 and 2025 was $32 million and $7 million, respectively. The increase compared to the prior year period was primarily due to higher income before taxes in the current quarter, partially offset by a lower annual effective tax rate. In the three months ended September 30, 2026, we recognized net discrete tax expense of $4 million. We did not recognize any material discrete tax expense or benefit in the three months ended September 30, 2025.
Income tax expense for the nine months ended September 30, 2026 and 2025 was $68 million and $35 million, respectively. The increase compared to the prior year period was primarily driven by higher year-to-date income before taxes, partially offset by a lower annual effective tax rate. In the nine months ended September 30, 2026, we recognized net discrete tax expense of $7 million, and in the nine months ended September 30, 2025, we recognized a $6 million expense related to a change in the estimated deferred tax provision offset by a $4 million benefit related to the release of uncertain tax position reserves.
As of September 30, 2026, we had gross unrecognized tax benefits of $26 million. We engage in continuous discussions and negotiations with taxing authorities regarding tax matters, and we have determined that over the next twelve months we expect to resolve certain tax matters related to foreign jurisdictions.
6. STOCK COMPENSATION
We recognize expense for stock-based compensation within Operating expenses in the Condensed Consolidated Statement of Operations. Expense for stock-based awards granted to employees is based upon fair value on the grant date. As required by ASC 718, Compensation-Stock Compensation, we recognize expense for all awards held by Atleos employees, including converted option and restricted stock unit awards in Voyix common stock.
Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

In millions	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restricted stock units	$9	$8	$26	$25
Tax benefit	(1)	(1)	(3)	(2)
Stock-based compensation expense (net of tax)	$8	$7	$23	$23

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

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of September 30, 2026, the total unrecognized compensation cost related to unvested restricted stock grants was $54 million, which we expect to recognize over a weighted average period of approximately 1.9 years.
7. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost (income) for our company-sponsored pension plans for three months ended September 30, 2026 and 2025, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2026	2025	2026	2025	2026	2025
Net service cost	$—	$—	$—	$—	$—	$—
Interest cost	14	15	5	6	19	21
Expected return on plan assets	(19)	(16)	(10)	(9)	(29)	(25)
Net periodic benefit cost (income)	$(5)	$(1)	$(5)	$(3)	$(10)	$(4)
The components of net periodic benefit cost (income) for our company-sponsored pension plans for the nine months ended September 30, 2026 and 2025, were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2026	2025	2026	2025	2026	2025
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	42	47	15	15	57	62
Expected return on plan assets	(56)	(50)	(30)	(26)	(86)	(76)
Net periodic benefit cost (income)	$(14)	$(3)	$(14)	$(10)	$(28)	$(13)

The components of net periodic benefit cost (income) for our company-sponsored postretirement plan were immaterial for each of the three and nine months ended September 30, 2026 and 2025.

The components of net periodic benefit cost for our postemployment plans for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2026	2025	2026	2025
Net service cost	$1	$2	$3	$6
Interest cost	1	2	2	4
Amortization of actuarial (gains) losses	(1)	—	(2)	1
Net periodic benefit cost	$1	$4	$3	$11

For all of our company-sponsored plans, the components of net periodic benefit cost (income) other than net service cost are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Employer Contributions
For the three and nine months ended September 30, 2026, we contributed $2 million and $4 million, respectively, to our international pension plans, and $16 million and $35 million, respectively, to our U.S. pension plan. We anticipate contributing an additional $9 million to our U.S. pension plan during the remainder of the year, resulting in total expected contributions of $4 million and $44 million to our international and U.S. plans, respectively, in 2026.
For the three and nine months ended September 30, 2026, we made immaterial contributions to our postretirement plan. We do not anticipate making material contributions during the remainder of 2026.

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

For the three and nine months ended September 30, 2026, we contributed $3 million and $17 million, respectively, to our postemployment plans. We do not anticipate making additional contributions to our postemployment plans during the remainder of 2026.
8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import and export compliance, patents or other intellectual property, data privacy and security, product liability, warranty claims, commercial disputes and regulatory compliance, among others. Except as stated below, we do not currently expect to incur material capital expenditures or other liabilities related to such matters. However, there is no assurance that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are subject to many possible changes in the future. We have recorded liabilities in the Condensed Consolidated Financial Statements when a loss is considered probable and reasonably estimable.
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
As of September 30, 2026, we had accrued $12 million related to these environmental matters based on the information provided by Voyix and our determination that the amount is probable and estimable. Our understanding is that the events underlying the incurrence of the environmental obligations were never part of our legacy business operations. As such, we have recorded these costs in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Kalamazoo River
One of the Shared Environmental Matters is the remediation and related litigations relating to Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River”). The background and legal history of Kalamazoo River is described in our 2025 Annual Report on Form 10-K.
Voyix reported as of June 30, 2026, that their total reserve for Kalamazoo River was $99 million, reported on a basis that is net of expected contributions from Voyix’s co-obligors and indemnitors, subject to when the applicable threshold is reached. Voyix’s reserve as of September 30, 2026, may be higher or lower than previously reported.
The extent of Voyix’s and, therefore, our potential liability remains subject to many uncertainties, particularly because remedy decisions and cost estimates will not be generated until times in the future and most of the work to be performed will take place through the 2030s. Voyix further reported, as of June 30, 2026, that under other assumptions or estimates for possible costs of remediation, which Voyix does not consider to be reasonably estimable or verifiable, it is possible that Voyix’s reserve for Kalamazoo River could be more than approximately double its reflected reserve.

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
In the second quarter of 2026, the parties reached a settlement to resolve all issues associated with damages owed to plan participants, interest, and attorney’s fees. The court approved the settlement reached by the parties, resolving all remaining issues in the litigation. Voyix continues to pursue reimbursement from its insurance carriers to the extent coverage is available under applicable fiduciary liability insurance policies. We paid $24 million to Voyix on July 17, 2026, representing our obligation to indemnify Voyix for 50% of the final settlement amount.
On August 28, 2026, we reached a definitive agreement to resolve certain litigation in which the Company had asserted claims against a third party. We received net settlement proceeds of $31.5 million in the third quarter of 2026 that were included in Selling, general and administrative expenses in our Condensed Consolidated Statement of Operations.
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
The components of basic EPS are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Numerator:
Net income attributable to Atleos common stockholders	$97	$26	$184	$79

Denominator:
Basic weighted average number of shares outstanding	73.9	73.7	73.8	73.4

Basic earnings per share:	$1.31	$0.35	$2.49	$1.08

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted EPS are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Numerator:
Net income attributable to Atleos common stockholders	$97	$26	$184	$79

Denominator
Basic weighted average number of shares outstanding	73.9	73.7	73.8	73.4
Dilutive effect of restricted stock units and stock options	2.2	2.3	2.1	2.1
Weighted average diluted shares	76.1	76.0	75.9	75.5

Diluted earnings per share:	$1.27	$0.34	$2.42	$1.05
There were no antidilutive shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2026. Diluted EPS for the three and nine months ended September 30, 2025 excludes the effect of 0.2 million and 2.0 million shares of common stock, respectively, that may be issued in connection with restricted stock units and stock options because such effect would be antidilutive.
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
As of September 30, 2026, we had interest rate swap contracts with aggregate notional amounts of $2.0 billion and fixed rates ranging from 4.294% to 4.306%, with maturities through March 31, 2027. These contracts are designated as cash flow hedges of the floating-rate interest associated with our U.S. Dollar vault cash agreements. Amounts recorded in AOCI will be reclassified to Cost of services as payments are made on our vault cash rental obligations. As of September 30, 2026 and December 31, 2025, the AOCI balance related to interest rate derivatives was nil and a net loss of $16 million, respectively.

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

	Fair Values of Derivative Instruments
			September 30, 2026		December 31, 2025
In millions	Balance Sheet Location	Fair Value Hierarchy	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Liabilities:
Interest rate swap contracts	Other current liabilities	Level 2		$(1)		$(17)
Interest rate swap contracts	Other liabilities	Level 2		—		(7)
Total liabilities			$2,000	$(1)	$2,000	$(24)

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	Level 2	$182	$—	$252	$1
Foreign currency exchange contracts	Other current liabilities	Level 2	$252	$(1)	$124	$(1)
As of September 30, 2026, there were $3 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending September 30, 2027. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions.
Gains and losses reclassified from AOCI into the Condensed Consolidated Statements of Operations are recorded within Cost of services and Interest expense. The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Three months ended September 30,			Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2026	2025
Interest rate swap contracts	$2	$2	Cost of Services	$2	$(2)
Interest rate swap contracts	$—	$—	Interest expense	$(1)	$(1)

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
In millions	Nine months ended September 30,			Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statements of Operations	2026	2025
Interest rate swap contracts	$13	$(14)	Cost of Services	$8	$(17)
Interest rate swap contracts	$—	$1	Interest Expense	$(2)	$(2)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Amounts recorded in our Condensed Consolidated Statements of Operations related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and nine months ended September 30, 2026 and 2025, were as follows:

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations
In millions		Three months ended September 30,		Nine months ended September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	2026	2025	2026	2025
Foreign exchange contracts	Other income (expense), net	$(4)	$(5)	$(16)	$(17)
Concentration of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties and the maximum potential loss may exceed the amount recognized in our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major financial institutions as counterparties to hedging transactions and monitoring procedures. As of September 30, 2026 and December 31, 2025 we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income (Loss) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of AFS Securities	Total
Balance as of December 31, 2025	$52	$4	$(16)	$(2)	$38
Other comprehensive income (loss) before reclassifications	(40)	—	10	—	(30)
Amounts reclassified from AOCI	—	(2)	6	—	4
Net current period other comprehensive income (loss)	(40)	(2)	16	—	(26)
Balance as of September 30, 2026	$12	$2	$—	$(2)	$12

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$9	$(33)	$7	$(17)
Other comprehensive income (loss) before reclassifications	37	—	(9)	28
Amounts reclassified from AOCI	—	1	(15)	(14)
Net current period other comprehensive loss	37	1	(24)	14
Balance as of September 30, 2025	$46	$(32)	$(17)	$(3)

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Reclassifications From AOCI

	For the three months ended September 30, 2026
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$1	$1
Other income (expense), net	$(1)	$—	$—	$(1)
Interest expense	—	—	—	—
Total before tax	$(1)	$—	$1	$—
Tax expense				1
Total reclassifications, net of tax				$1

	For the three months ended September 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$(2)	$(2)
Interest expense	—	—	(1)	(1)
Total before tax	$—	$—	$(3)	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

	For the nine months ended September 30, 2026
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$—	$7	$7
Interest Expense	—	—	(1)	(1)
Other income (expense), net	(2)	—	—	(2)
Total before tax	$(2)	$—	$6	$4
Tax expense				—
Total reclassifications, net of tax				$4

NCR Atleos Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2025
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$—	$(17)	$(16)
Interest Expense	—	—	(2)	(2)
Total before tax	$1	$—	$(19)	$(18)
Tax expense				4
Total reclassifications, net of tax				$(14)
12. INVENTORIES
The components of Inventories were as follows:

In millions	September 30, 2026	December 31, 2025
Inventories
Work in process and raw materials	$71	$59
Finished goods	109	92
Service parts	182	191
Total inventories	$362	$342

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
During the third quarter of 2026, we continued to pursue our focus on customer service, leveraging AI-powered diagnostics, intelligent dispatch systems and fleet-level performance management to improve ATM availability. Within Self-Service Banking, continued revenue growth quarter over quarter in our ATM as a Service (“ATMaaS”) business and subscription-based software offerings was offset by a reduction in revenue from hardware sales. Revenue in our Network segment decreased slightly, primarily due to lower demand for crypto transactions. Total gross margin increased quarter over quarter, due to favorable shifts in product mix in software and services, productivity initiatives, tariffs and lower cash vault costs. These benefits were partially offset by increases in the costs of fuel and memory chips. We anticipate that these costs could remain elevated for the remainder of the year, impacting gross margin in future quarters.
On a year-to-date basis, consolidated revenue increased due to increases in ATMaaS, subscription-based software offerings, and hardware sales during the first quarter. Year-to-date gross margin increased as a result of shifts in product mix, productivity initiatives, and tariff refunds offset by increase costs in fuel and memory chips.
We are exposed to macroeconomic factors such as interest rates, foreign currency fluctuations, geopolitical tensions and shifts in global trade policies. We anticipate that further conflict with Iran and other geopolitical conflicts could negatively impact our ability to deliver products and services in certain markets, and continue to result in increases in fuel costs.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not valid, and on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) was required, subject to applicable procedures, to refund the IEEPA tariffs it had collected. On April 20, 2026, CBP began accepting submissions for certain IEEPA tariff refunds, and on June 29, 2026, it further expanded eligible refund submissions. As of September 30, 2026, the majority of our refund claims had been accepted and refunded. We are carrying a net receivable for the outstanding, unpaid claims within Other receivables in our Condensed Consolidated Balance Sheet.
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

RESULTS OF OPERATIONS
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
In millions	2026	2025	%	2026	2025	%
Product revenue	$243	$274	(11)%	$712	$728	(2)%
Service revenue	856	847	1%	2,533	2,474	2%
Total revenue	1,099	1,121	(2)%	3,245	3,202	1%
Product gross margin	56	55	2%	156	132	18%
Service gross margin	227	216	5%	670	623	8%
Total gross margin	283	271	4%	826	755	9%
Selling, general and administrative expenses	82	143	(43)%	345	381	(9)%
Research and development expenses	18	18	—%	58	52	12%
Income from operations	183	110	66%	423	322	31%
Interest expense	(61)	(68)	(10)%	(186)	(204)	(9)%
Other income (expense), net	7	(9)	(178)%	15	(6)	(350)%
Income before income taxes	129	33	291%	252	112	125%
Income tax expense	32	7	357%	68	35	94%
Net income attributable to Atleos	$97	$26	273%	$184	$79	133%

•Total revenue of $1.10 billion for the three months ended September 30, 2026 decreased 2% year over year. Recurring revenue was $782 million compared to $783 million in the prior year period. For the nine months ended September 30, 2026, total revenue increased 1% to $3.25 billion, including $2.31 billion of recurring revenue, compared to $3.20 billion and $2.30 billion, respectively, in the prior year period. Revenue growth for the three and nine months ended September 30, 2026 was driven by software and services revenues, including ATMaaS. Revenue was offset by decreases in hardware and in the network business due to lower demand for crypto transactions. Other revenues declined due to an unexpected reduction in commercial agreements and commerce related contracts with Voyix.
•For the three months ended September 30, 2026, gross margin increased 160 basis points to 25.8% and adjusted gross margin increased 120 basis points to 27.7%. For the nine months ended September 30, 2026, gross margin increased 190 basis points to 25.5% and adjusted gross margin increased 170 basis points to 27.5%. These increases were driven by favorable product mix in software and services, productivity initiatives, and net tariff refunds offset by increases in other costs including fuel and memory chips.
•Income from operations increased 66% and 31% for the three and nine months ended September 30, 2026, respectively, driven by the factors above, as well as a favorable legal settlement in the third quarter.
•Income before income taxes increased to $129 million and $252 million for the three and nine months ended September 30, 2026, respectively, compared to $33 million and $112 million in the prior year periods. The increases were driven by the factors discussed above, as well as lower interest costs on our debt and higher expected asset returns within our defined benefit plans.

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
The following tables show our key financial and performance metrics for the three and nine months ended September 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year over year.
Recurring revenue as a percentage of total revenue

	Three months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Recurring revenue (1)	$782	$783	71.2%	69.8%	—%
All other products and services	317	338	28.8%	30.2%	(6)%
Total Revenue	$1,099	$1,121	100.0%	100.0%	(2)%

	Nine months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Recurring revenue (1)	$2,312	$2,296	71.2%	71.7%	1%
All other products and services	933	906	28.8%	28.3%	3%
Total Revenue	$3,245	$3,202	100.0%	100.0%	1%
(1) Refer to our definition of Recurring revenue in the section entitled “Key Financial and Performance Metrics.”
Net income attributable to Atleos and Adjusted EBITDA(1) as a percentage of total revenue

	Three months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Net income attributable to Atleos	$97	$26	8.8%	2.3%	273%
Adjusted EBITDA(1)	$241	$219	21.9%	19.5%	10%

	Nine months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Net income attributable to Atleos	$184	$79	5.7%	2.5%	133%
Adjusted EBITDA(1)	$667	$594	20.6%	18.6%	12%
(1) Refer to our definition of Adjusted EBITDA in the section entitled “Supplemental Information - Items Affecting Comparability.”

Other performance metrics

	Three months ended September 30,
In millions, unless otherwise noted	2026	2025
Self-Service Banking
Annualized recurring revenue	$1,742	$1,712
Recurring revenue as a % of SSB revenue	59%	57%
Revenue from ATMaaS arrangements	$83	$67
Network
LTM ARPU (in thousands)	$16.1	$16.2
Network Managed Units (in thousands)	77.0	80.9

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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) (non-GAAP) and Adjusted EBITDA margin (non-GAAP) are calculated as GAAP Net income (loss) attributable to Atleos plus interest expense; plus income tax expense (benefit); plus depreciation and amortization; plus acquisition-related costs, including costs related to the Brink’s transaction; plus pension mark-to-market adjustments and other one-time pension-related costs; plus separation-related costs; plus transformation and restructuring charges, which include integration, severance, divestiture and other exit and disposal costs; plus stock-based compensation expense; plus Voyix legal and environmental indemnification expense; plus or minus other legal settlements; plus other amounts included in Other income (expense), net. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, and Adjusted EBITDA margin by segment is calculated based on segment Adjusted EBITDA divided by the related segment revenue. We use these non-GAAP measures to evaluate performance consistently from period to period.
Adjusted gross margin as a percentage of revenue (non-GAAP) and Adjusted selling, general and administrative expenses as a percentage of revenue (non-GAAP) are calculated utilizing GAAP gross margin and selling, general and administrative expenses, respectively, and excluding, as applicable, acquisition-related costs, including costs related to the Brink’s transaction; one-time pension-related costs; separation-related costs; amortization of acquisition-related intangibles; stock-based compensation expense; transformation and restructuring charges (which includes integration, severance, divestiture and other exit and disposal costs); Voyix legal indemnification expense; other legal settlements and other non-recurring or unusual items. We use these non-GAAP measures to evaluate performance consistently from period to period.
Reconciliation of Net income (loss) attributable to Atleos (GAAP) to Adjusted EBITDA (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
In millions	2026	2025	2026	2025
Net income attributable to Atleos (GAAP)	$97	$26	$184	$79
Interest expense	61	68	186	204
Interest income	(2)	(2)	(6)	(4)
Income tax expense	32	7	68	35
Depreciation and amortization expense	48	43	137	129
Amortization of acquisition-related intangibles	20	24	68	71
Stock-based compensation expense	9	8	26	25
Separation costs	—	1	—	9
Acquisition-related costs	6	3	16	4
Transformation and restructuring	6	11	11	1
Voyix indemnification expense	(9)	22	(3)	27
Legal settlements	(31)	—	(31)	—
Other (income) expense items(1)	4	8	11	14
Adjusted EBITDA (non-GAAP)	$241	$219	$667	$594
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross Margin Rate (GAAP)	25.8%	24.2%	25.5%	23.6%
Plus:
Amortization of acquisition-related intangibles	1.7%	1.8%	1.8%	1.9%
Stock-based compensation expense	0.1%	0.1%	0.1%	0.1%
Separation costs	—%	0.1%	—%	—%
Transformation and restructuring	0.1%	0.3%	0.1%	0.2%
Adjusted Gross Margin Rate (Non-GAAP)	27.7%	26.5%	27.5%	25.8%
Reconciliation of Selling, General and Administrative Expenses (“SG&A”) as a Percentage of Revenue (GAAP) to Adjusted SG&A as a Percentage of Revenue (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
SG&A as a percentage of revenue (GAAP)	7.5%	12.8%	10.6%	11.9%
Plus:
Amortization of acquisition-related intangibles	(0.1)%	(0.4)%	(0.3)%	(0.3)%
Stock-based compensation expense	(0.8)%	(0.6)%	(0.6)%	(0.6)%
Separation costs	—%	—%	—%	(0.2)%
Acquisition-related costs	(0.5)%	(0.2)%	(0.5)%	(0.1)%
Transformation and restructuring	(0.5)%	(0.4)%	(0.6)%	(0.2)%
Legal settlements	2.9%	—%	1.0%	—%
Voyix indemnification expense	0.1%	(2.0)%	(0.1)%	(0.8)%
Adjusted SG&A as a percentage of revenue (Non-GAAP)	8.6%	9.2%	9.5%	9.7%
Consolidated Results
Revenue

	Three months ended September 30,		Change	Nine months ended September 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Self-Service Banking	$731	$744	(2)%	$2,169	$2,099	3%
Network	322	328	(2)%	939	946	(1)%
T&T	41	40	2%	122	124	(2)%
Total segment revenue	1,094	1,112	(2)%	3,230	3,169	2%
Other(1)	5	9	(44)%	15	33	(55)%
Consolidated revenue	$1,099	$1,121	(2)%	$3,245	$3,202	1%

(1) Contains certain immaterial business operations that do not represent a reportable segment, including commerce related operations in countries that Voyix exited that are aligned to Atleos. Other also includes revenues from commercial agreements with Voyix.
Consolidated revenue for the three months ended September 30, 2026 decreased 2% compared to the three months ended September 30, 2025, due to a decrease in hardware sales offset by increases in software and services, including ATMaaS. Revenue growth for the nine months ended September 30, 2026 was driven by software and services revenues, including ATMaaS. This growth was offset by decreases in hardware and in the network business due to lower demand for crypto transactions. Other revenues declined due to an expected reduction in commercial agreements and commerce related contracts with Voyix.
Gross Margin

	Three months ended September 30,		Percentage of Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Total gross margin	$283	$271	25.8%	24.2%	4%

	Nine months ended September 30,		Percentage of Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Total gross margin	$826	$755	25.5%	23.6%	9%
Gross margin increased to 25.8% and 25.5% for the three and nine months ended September 30, 2026, respectively, compared with 24.2% and 23.6%, respectively, for the corresponding prior year periods. Adjusted gross margin for the three and nine months ended September 30, 2026 increased from 26.5% and 25.8% to 27.7% and 27.5%, respectively. These increases were driven by favorable product mix in software and services, productivity initiatives, and net tariff refunds offset by increases in other costs including fuel and memory chips.
Selling, General and Administrative Expenses

	Three months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Selling, general and administrative expenses	$82	$143	7.5%	12.8%	(43)%

	Nine months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 vs 2025
Selling, general and administrative expenses	$345	$381	10.6%	11.9%	(9)%
Selling, general, and administrative expenses decreased $61 million and $36 million for the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The decrease in the three months ended September 30, 2026 was primarily due to the favorable settlement of a legal matter in the current period and the impact of a prior year litigation matter shared with Voyix that did not repeat. For the nine months ended September 30, 2026, these impacts were partially offset by year-over-year changes in severance costs and professional fees incurred in connection with our workforce optimization and other strategic initiatives. On an adjusted basis, selling, general and administrative expenses as a percentage of revenue decreased from 9.2% to 8.6% for the three months ended September 30, 2026, and from 9.7% to 9.5% for the nine months ended September 30, 2026.
Research and Development Expenses

	Three months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Research and development expenses	$18	$18	1.6%	1.6%	—%

	Nine months ended September 30,		Percentage of Total Revenue		Change
In millions	2026	2025	2026	2025	2026 v 2025
Research and development expenses	$58	$52	1.8%	1.6%	12%

Research and development expenses for the three months ended September 30, 2026 remained flat year over year, and increased $6 million for the nine months ended September 30, 2026 compared to the prior year period due to increases in employee-related costs.
Interest Expense

	Three months ended September 30,		Change	Nine months ended September 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Interest expense	$61	$68	(10)%	$186	$204	(9)%
Interest expense decreased $7 million and $18 million for the three and nine months ended September 30, 2026, respectively, compared to the prior year periods due to lower interest rates on certain debt obligations during the first half of the year, as well as a reduction in the outstanding balance on our term loan and revolving credit facility.
Other Income (Expense), net

	Three months ended September 30,		Nine months ended September 30,
In millions	2026	2025	2026	2025
Other income (expense), net
Interest income	$2	$2	$6	$4
Foreign currency fluctuations and foreign exchange contracts	(9)	(6)	(24)	(19)
Employee benefit plans	10	4	29	10
Bank-related fees	(3)	(5)	(11)	(12)
Voyix environmental indemnification expense	8	—	5	(5)
Other, net	(1)	(4)	10	16
Total other income (expense), net	$7	$(9)	$15	$(6)
We recorded income of $7 million and $15 million for the three and nine months ended September 30, 2026, respectively, compared to expense of $9 million and $6 million, respectively, in the prior year periods. The year-over-year changes were attributable to an increase in income related to our company-sponsored defined benefit plans resulting from contributions and favorable prior year asset performance, and the amortization of actuarial gains associated with certain postemployment plans, as well as a reduction in our environmental indemnification obligation to Voyix.
Income Taxes

	Three months ended September 30,		Nine months ended September 30,
In millions	2026	2025	2026	2025
Income tax expense	$32	$7	$68	$35

Income tax expense was $32 million and $68 million for the three and nine months ended September 30, 2026, respectively, compared to $7 million and $35 million in the prior year periods. The increases were primarily driven by higher income before taxes, partially offset by a lower annual effective tax rate. We recognized discrete tax expenses of $4 million and $7 million in the three and nine months ended September 30, 2026, respectively. We did not recognize any material discrete tax expenses or benefits in the three months ended September 30, 2025. For the nine months ended September 30, 2025, we recognized a $6 million expense related to a change in our estimated deferred tax provision, offset by a $4 million benefit related to the release of reserves for uncertain tax positions.
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
Self-Service Banking Revenue and Adjusted EBITDA

	Three months ended September 30,		Change	Nine months ended September 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Services	$386	$376	3%	$1,154	$1,096	5%
Software	157	133	18%	448	395	13%
Hardware	188	235	(20)%	567	608	(7)%
Total Self-Service Banking revenue	$731	$744	(2)%	$2,169	$2,099	3%
Total Adjusted EBITDA	$209	$196	7%	$580	$536	8%
Revenue for the three and nine months ended September 30, 2026 decreased 2% and increased 3%, respectively, compared to the prior year periods. Software and services revenues increased for the three and nine months ended September 30, 2026, primarily due to the continued shift toward recurring ATMaaS arrangements and subscription-based software offerings. The revenue increase was offset by a decline in hardware sales and installations.
Adjusted EBITDA for the three and nine months ended September 30, 2026 increased 7% and 8%, respectively, compared to the prior year periods due to favorable product mix, productivity initiatives and, for the nine months ended September 30, 2026, the impact of net tariff refunds. These factors were partially offset by increases in the costs of fuel and memory chips.
Network Revenue and Adjusted EBITDA

	Three months ended September 30,		Change	Nine months ended September 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Services	$1	$—	—%	$1	$—	—%
Software	$10	$9	11%	$27	$23	17%
Transactional	311	319	(3)%	911	923	(1)%
Total Network revenue	$322	$328	(2)%	$939	$946	(1)%
Total Adjusted EBITDA	$91	$93	(2)%	$281	$265	6%
Revenue decreased 2% and 1% for the three and nine months ended September 30, 2026 compared to the prior year periods due to lower demand for crypto transactions.
Adjusted EBITDA decreased 2% for the three months ended September 30, 2026 compared to prior year period due to the overall decrease in revenue. Adjusted EBITDA increased 6% for the nine months ended September 30, 2026 compared to the prior year period due to positive settlement processing and lower vault cash costs in the first half of the year.

T&T Revenue and Adjusted EBITDA

	Three months ended September 30,		Change	Nine months ended September 30,		Change
In millions	2026	2025	2026 v 2025	2026	2025	2026 v 2025
Revenue
Services	$38	$39	(3)%	$115	$119	(3)%
Software	—	1	(100)%	2	2	—%
Hardware	3	—	—%	5	3	67%
Total T&T revenue	$41	$40	2%	$122	$124	(2)%
Total Adjusted EBITDA	$10	$8	25%	$24	$25	(4)%
Revenue for the three months ended September 30, 2026 was flat year over year, while for the nine months ended September 30, 2026 revenue decreased 2% due to a decline in customer projects.
Adjusted EBITDA for the three months ended September 30, 2026 increased 25% compared to the prior year period, primarily due to a reduction in labor-related costs. Adjusted EBITDA for the nine months ended September 30, 2026 decreased 4% due to the decline in revenue.
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
Summarized cash flow information for the nine months ended September 30 is as follows:

	Nine months ended September 30,
In millions	2026	2025
Net cash provided by operating activities	$219	$125
Net cash (used in) investing activities	$(102)	$(88)
Net cash (used in) financing activities	$(267)	$(102)
Net cash provided by operating activities for the nine months ended September 30, 2026 increased $94 million relative to the prior year period, driven by higher net income.
Net cash used in investing activities increased $14 million for the nine months ended September 30, 2026 relative to the prior year period, primarily due an increase in capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2026 increased $165 million year over year, driven by payments on our revolving credit facility of $125 million, cash paid for share repurchases of $16 million and an increase in principal payments on our finance leases offset by a decrease of $7 million in proceeds from employee stock options exercises.
Long Term Borrowings As of September 30, 2026, we had $1,350 million of outstanding 9.500% senior secured notes due in 2029 and $1,224 million outstanding under our term loan facilities. We had no outstanding balance under our revolving credit facility and $29 million of letters of credit issued.
Employee Benefit Plans In 2026, we expect to make contributions of $4 million to our international pension plans, $44 million to our U.S. pension plan and $17 million to our postemployment plans.
Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by our foreign subsidiaries at September 30, 2026 and December 31, 2025 was $245 million and $299 million, respectively. Under current tax laws and regulations, if cash, cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.
Share Repurchase Program During the nine months ended September 30, 2026, we repurchased approximately 0.4 million shares under our stock repurchase program for an aggregate purchase price of $15 million, including commissions and fees. The repurchases were funded primarily through cash generated from operations and available liquidity. In connection with the Mergers, we have suspended our share repurchase program.
Liquidity As of September 30, 2026, our cash and cash equivalents totaled $311 million, our debt totaled $2,575 million and our borrowing capacity under our Revolving Credit Facility was $571 million.
Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry and is subject to the business and other risk factors described in Item 1A of Part I of our 2025 Annual Report on Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q filed on May 7, 2026. If we are unable to generate sufficient cash from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. However, there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We believe that our cash balances and funds provided by operating activities, along with our borrowing capacity under the senior secured credit facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term (i.e., beyond September 30, 2027) material cash requirements when due, including third-party debt, (ii) adequate liquidity to fund capital expenditures and (iii) flexibility to pursue investment opportunities that may arise. We expect to utilize our cash flows to continue to invest in our business, people and the communities we operate in, as well as to repay our indebtedness over time.
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
•A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $6 million as of September 30, 2026.
•A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $6 million as of September 30, 2026.
We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Interest Rate Risk
We are subject to interest rate risk in relation to our variable-rate debt. Approximately 52% of our borrowings were on a fixed rate basis as of September 30, 2026. We utilize interest rate swap contracts to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
The increase in pre-tax interest expense for the three and nine months ended September 30, 2026 from a hypothetical 100 basis point increase in variable interest rates would be approximately $3 million and $12 million, respectively.
Our ATM vault cash rental expense is based on market rates of interest and is therefore sensitive to changes in applicable interest rates in the countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended September 30, 2026 from a hypothetical 100 basis point increase in variable interest rates would be approximately $9 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.
Refer to Note 10, “Derivatives and Hedging Instruments”, to the Condensed Consolidated Financial Statements for further information on our interest rate derivative contracts as of September 30, 2026.
Concentrations of Credit Risk
We may be subject to concentrations of credit risk on accounts receivable, financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized in our Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, the selection of major international financial institutions as counterparties to hedging transactions and monitoring procedures. As of September 30, 2026 and December 31, 2025, we did not have any major concentration of credit risk related to financial instruments.
Our business often involves large transactions with customers for which we do not require collateral, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. We believe that our reserves for potential losses are adequate.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of September 30, 2026, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Share Repurchase Program authorizes up to $200 million of repurchases over a 24-month period. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, or other methods, including Rule 10b5-1 trading plans, and may be modified, suspended, or discontinued at any time. No shares were repurchased during the three months ended September 30, 2026.
As of September 30, 2026, approximately $157 million remained available for repurchases under the Share Repurchase Program. Repurchases of our common stock are subject to certain restrictions under our senior secured credit facility and the terms of the indentures for our senior secured notes and are further subject to the discretion of our Board of Directors.
In connection with the Mergers, we have suspended our Share Repurchase Program.
Item 5.     OTHER INFORMATION
For the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

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

101
The following materials from NCR Atleos Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025; (iii) our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025; (v) our condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
& Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR ATLEOS CORPORATION

Date:	November 4, 2026	By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer